Form 10QSB
period 1996-06-30
KOALA CORP /CO/
filed 1996-07-25
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     JUNE 30, 1996


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
                  For the transition period from to

                         Commission file number 0-22464

                                KOALA CORPORATION
                      (Exact name of small business issuer
                          as specified in its charter)

         Colorado                                    84-1238908
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                 4390 McMenemy Street, St. Paul, Minnesota 55127
                    (Address of principal executive offices)
                                 (612) 490-1535
                           (Issuer's telephone number)

              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No......

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ...... No......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,430,543 shares of common stock
Transitional Small Business Disclosure Format (Check one): Yes..... No...X...


                         PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KOALA CORPORATION
BALANCE SHEET
                                                    JUNE 30,      DECEMBER 31,
                                                      1996            1995
                                                   ----------     ----------
                          ASSETS                  (Unaudited)
CURRENT ASSETS
  Cash                                             $2,495,618     $2,994,130
  Accounts receivable, net of allowance
     for doubtful accounts                          1,465,810      1,138,709
  Inventory                                           935,120        363,270
  Prepaid expenses                                    222,799         46,518
  Deferred income taxes                                 6,070          6,070
                                                   ----------     ----------
Total current assets                                5,125,417      4,548,697
                                                   ----------     ----------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION            515,925        445,469
                                                   ----------     ----------

OTHER ASSETS
  Acquisition intangibles and patents,
    net of accumulated amortization                 3,706,971      3,252,643
  Deposits                                              9,291          3,500
                                                   ----------     ----------
Total other assets                                  3,716,262      3,256,143
                                                   ----------     ----------
                                                   $9,357,604     $8,250,309
                                                   ==========     ==========


            LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                 $  178,418     $   96,019
  Accrued expenses                                     13,987         35,938
  Accrued income taxes                                 88,771           --
                                                   ----------     ----------
Total current liabilities                             281,176        131,957
                                                   ----------     ----------

LONG-TERM LIABILITIES                                    --             --
                                                   ----------     ----------

DEFERRED INCOME TAXES                                 256,222        256,222
                                                   ----------     ----------

SHAREHOLDERS' EQUITY
  Preferred stock, undesignated, no par value,
     authorized 1,000,000 shares; none issued
     and outstanding                                     --             --
  Common stock, $.10 par value, authorized
     10,000,000 shares; issued and outstanding
     2,430,543 shares (1996) and 2,399,312            243,054        239,931
     shares (1995)
  Additional paid in capital                        4,636,056      4,639,179
  Retained earnings                                 3,941,096      2,983,020
                                                   ----------     ----------
Total shareholders' equity                          8,820,206      7,862,130
                                                   ----------     ----------
                                                   $9,357,604     $8,250,309
                                                   ==========     ==========


                       See notes to financial statements.




KOALA CORPORATION
STATEMENTS OF INCOME
                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                     1996            1995             1996             1995
                                                 -----------      -----------      -----------      -----------
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
NET SALES                                        $ 2,435,219      $ 1,600,438      $ 4,306,025      $ 2,965,017
Cost of sales                                        902,362          626,864        1,624,941        1,118,107
                                                 -----------      -----------      -----------      -----------
Gross profit                                       1,532,857          973,574        2,681,084        1,846,910
                                                 -----------      -----------      -----------      -----------

Selling, general and administrative expenses         696,444          342,090        1,189,964          687,592
                                                 -----------      -----------      -----------      -----------
OPERATING INCOME                                     836,413          631,484        1,491,120        1,159,318
                                                 -----------      -----------      -----------      -----------

Other (income) expenses                              (26,438)         (29,906)         (66,959)         (48,607)
Amortization of acquisition intangibles               27,687           21,486           49,299           42,972
                                                 -----------      -----------      -----------      -----------
Income before provision
   for income taxes                                  835,164          639,904        1,508,780        1,164,953
Provision for income taxes                           304,835          236,765          550,705          431,033
                                                 -----------      -----------      -----------      -----------
NET INCOME                                       $   530,329      $   403,139      $   958,075      $   733,920
                                                 ===========      ===========      ===========      ===========

NET INCOME PER SHARE                             $      0.21      $      0.17      $      0.37      $      0.31
                                                 ===========      ===========      ===========      ===========

Weighted average shares outstanding                2,577,426        2,404,631        2,574,303        2,404,631
                                                 ===========      ===========      ===========      ===========


                       See notes to financial statements







KOALA CORPORATION
STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
               INCREASE (DECREASE) IN CASH                         JUNE 30,
                                                             1996            1995
                                                         -----------      -----------
                                                         (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   958,075      $   733,920
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                            35,484           13,980
      Amortization                                            49,299           42,972

  Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                                (327,101)          10,192
         Inventory                                          (571,850)        (246,913)
         Prepaid expenses                                   (176,281)         (10,159)

      Increase (decrease) in liabilities:
         Accounts payable                                     82,399          (79,138)
         Accrued expenses                                    (21,951)         (10,107)
         Accrued income taxes                                 88,771           97,153
                                                         -----------      -----------
Net cash provided (used) by operations                       116,845          551,900
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for capital expenditures                          (94,118)         (56,846)
  Payments for deposits                                       (5,791)
  Acquisition of assets of Activities Unlimited, LLC        (500,000)
  Payments for patents and intangibles                       (15,448)          (3,045)
                                                         -----------      -----------
Net cash used by investing activities                       (615,357)         (59,891)
                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH                             (498,512)         492,009

Cash at beginning of period                                2,994,130        1,548,575
                                                         -----------      -----------
Cash at end of period                                    $ 2,495,618      $ 2,040,584
                                                         ===========      ===========


                       See notes to financial statements.




                                KOALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

                                   (UNAUDITED)

1.   Description of business:

     The Company develops, designs, manufactures, and markets infant and child protection products and children's activity equipment for commercial, institutional and recreational establishments.

2.   Unaudited information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's 10-KSB for the year ended December 31, 1995 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of June 30, 1996 and December 31, 1995, consists of the following:

                                              June 30, 1996    December 31, 1995
                                              -------------    -----------------

     Raw materials and component parts            $719,719         $312,601
     Finished goods                                215,401           50,669
                                                  --------         --------

                                                  $935,120         $363,270
                                                  ========         ========

4.   Earnings per share:

     Net income per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during the period using the treasury stock method. Dilutive common equivalent shares consist of stock options and warrants. Fully diluted and primary earnings per share are the same amounts for all periods presented.

5.   Reclassifications:

     Certain reclassifications have been made to prior period amounts to conform to the current financial statement presentation. The changes were between net sales and cost of sales. Freight out expense was previously included in cost of sales. The Company has reclassified this expense as a reduction to freight income. This presentation will more fairly present the relationship of product sales to cost of product sales. The changes had no effect on the net income amounts previously presented.

6.   Acquisition of Activities Unlimited:

     The Company acquired certain assets of Activities Unlimited, LLC in March 1996 for $500,000. Activities Unlimited develops and markets a wide variety of commercial-use children's activities products such as activity tables and play centers. The owners of Activities Unlimited will also be granted options to purchase 1,000 shares of Koala stock for each $25,000 of Activities Unlimited product line profit generated for each of the first two years. The exercise price of the options will be the fair market value of the stock as of the end of each respective year.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPONENTS OF REVENUE AND EXPENSES

The Company's revenues are derived from the sale of Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles, and Booster Buddy seats which are sold primarily to commercial, institutional, and recreational facilities such as shopping centers, retail establishments, restaurants, sports and recreational facilities, and other public buildings. As discussed below, the Company acquired certain assets of Activities Unlimited, a developer and distributor of commercial-use children's activities products at the end of first quarter 1996.

Cost of sales consists of components manufactured for the Company, direct labor and manufacturing overhead incurred by the Company. All components are manufactured by outside vendors. Direct labor and manufacturing overhead relate to the assembly of the products which has historically been performed by Company personnel.

Selling, general, and administrative expenses consist primarily of executive and office salaries, related payroll taxes, advertising expenses, and other miscellaneous selling expenses.

The Company's quarterly revenues and net income are subject to fluctuation based on customer order patterns and Company shipping activity. Because of these fluctuations, comparisons of operating results from quarter to quarter for the current year or for comparable quarters of the prior year may be difficult. Except as set forth below, these fluctuations are not expected to be significant when considered on an annual basis.

RECENT ACQUISITION

In March 1996, the Company acquired certain assets of Activities Unlimited, a developer of commercial use waiting room and educational activities equipment for children for $500,000. Primary customers for such equipment include retail stores, auto dealerships, restaurants, doctors' offices, airports, children's day care centers and schools. For 1995, Activities Unlimited had unaudited sales of $600,000 and pro forma net income of $101,000.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Sales increased 52.2% to $2,435,219 for the second quarter of 1996 compared to $1,600,438 for the second quarter of 1995. Gross profit for the second quarter of 1996 was $1,532,857 (62.9% of sales) compared with $973,574 (60.8% of sales)
for the second quarter of 1995. The gross profit percentage for second quarter 1996 is higher than the average gross profit achieved for fiscal year 1995 of 61.0% due to reductions in the production cost of the child protection seat and reductions in the purchase cost of changing station liners.

The sales and marketing strategy the Company began in 1995 has resulted in the additional sales revenue for 1996. The Company continued to increase sales and marketing efforts by implementing focused marketing programs, and adding regional sales personnel in during 1996.

The second quarter of 1996 was the first quarter with sales revenue since the Company acquired Activities Unlimited in March 1996. Integrating the Activities Unlimited operations into the Company's existing business caused some inefficiencies. The Company is focusing on increasing sales of Activities Unlimited products in the future by implementing new sales and marketing strategies.

Selling, general, and administrative expenses increased for the second quarter of 1996 to $696,444 (28.6% of sales) from $342,090 (21.4% of sales) for the same period in 1995. Sales and marketing expenses increased $157,700 for the second quarter of 1996 compared to second quarter of 1995. This increase includes $56,600 for new focused marketing programs, $22,500 for commissions paid to outside sales personnel and $57,900 for salaries of additional sales and marketing personnel. These additional costs were incurred in order to implement the Company's sales and marketing strategies discussed above.

General and administrative expenses increased $196,600 for second quarter of 1996 compared to second quarter of 1995. This increase is due to increases in administrative costs such as telephone, accounting personnel, office supplies and shareholder relations expenses. The increases in general and administrative expenses were primarily brought about by the increased sales volume. No single expense category increased a material amount. Because the dollar amount of selling, general and administrative expenses are relatively low, overhead expense patterns, which vary from quarter to quarter, may cause fluctuations in total selling, general, and administrative expenses as a percent of sales. Management expects that these fluctuations will not be significant on an annual basis.

Net income for the second quarter of 1996 was $530,329 (21.8% of sales) compared with $403,139 (25.2% of sales) for the first quarter of 1995. This represents a 31.5% increase in net income. Earnings per share for the second quarter of 1996 increased 23.5% compared to second quarter 1995. The increases in net income and earnings per share were less than the 52.2% increase in sales due to the investment the Company has made in new and expanded marketing efforts and administrative costs to support increased sales. While these expanded efforts have reduced current quarter earnings on a percent of sales basis, management expects the investment in these programs will result in increased sales and profits in future quarters. The percentage increase in earnings per share was also affected by an increase in common stock equivalents of 172,795 shares compared to the same period of 1995. Common stock equivalents increased due to issuance of incentive stock options to management in fourth quarter 1995.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Sales for the six months ended June 30, 1996 increased 45.3% to $4,306,025 compared to $2,965,017 for the same period of 1995. Gross profit for the six months ended June 30, 1996 was $2,681,084 (62.3% of sales) compared to $1,846,910 (62.3% of sales). The gross profit percentage for the six months ended June 30, 1996 is higher than the average gross profit achieved for the fiscal year 1995 of 61.0% due to reductions in the production cost of the child protection seat and reductions in the purchase cost of changing station liners.

Selling, general, and administrative expenses for the six months ended June 30, 1996 increased to $1,189,964 (27.6% of sales) from $687,592 (23.2% of sales) for the same period of 1995. Sales and marketing expenses increased $245,400 including additional sales and marketing salaries and commissions of $160,500 and new focused marketing programs of $84,900. These additional costs relate to the sales strategy discussed in the second quarter analysis which resulted in the increased sales generated during the six months ended June 30, 1996.

General and administrative expenses increased $257,000 for the six months ended June 30, 1996 compared to the same period of 1995. This increase is due to increased administrative support costs associated with the additional sales volume. No single expense category increased by a material amount. Because the dollar amount of selling, general and administrative expenses are relatively low, overhead expense patterns, which vary from quarter to quarter, may cause fluctuations in total selling, general, and administrative expenses as a percent of sales. Management expects that these fluctuations will not be significant on an annual basis.

Net income for the six months ended June 30, 1996 was $958,075 (22.2% of sales) compared to $733,920 (24.8% of sales) for the six months ended June 30, 1995. This increase in profits of $224,155 represents a 30.5% increase over the same period of 1995. Earnings per share for the six months ended June 30, 1996 increased 19.4% compared to the same period of 1995. The increases in net income and earnings per share were less than the 45.3% increase in sales due to the investment the Company has made in new and expanded marketing efforts and administrative costs to support increased sales. While these expanded efforts have reduced current earnings on a percent to sales basis, management expects the investment in these programs will result in increased sales and profits in future quarters. The percentage increase in earnings per share was also affected by an increase in common stock equivalents of 172,795 shares compared to the same period of 1995. Common stock equivalents increased due to issuance of incentive stock options to management in fourth quarter 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its business activities primarily from cash provided by operating activities and capital received in its October 1993 initial public offering. The Company has accumulated sufficient capital reserves to finance operations without bank borrowings. Net cash from operating activities for the six months ended June 30, 1996, was $116,845 compared to $551,900 for the same period of 1995. Cash generated during the six months ended June 30, as well as some of the Company's existing cash reserves were used to acquire certain assets of Activities Unlimited, LLC. as discussed above and to increase inventory by $571,850 in order to meet customer demands. Management expects to meet its capital needs for 1996 through cash generated by operations and its existing cash on hand.

The Company currently expects to spend $200,000 to $300,000 for capital expenditures in 1996 related to product changes and product development. The Company has a growth strategy which includes developing new products and acquiring selected complementary companies or products. The Company may use existing cash and Company stock to finance these growth strategies.


CURRENT OUTLOOK

During 1995, the Company made several strategic changes to increase sales and market position. As noted above, greater emphasis was placed on dealer sales in 1995. This resulted in a lower gross profit percentage, however, sales increased as did the dollar amount of gross profit. Using dealers to increase market penetration reduces the Company's need for increased fixed sales overhead. In an effort to focus on new sales efforts with national accounts, international sales, and GSA contracts, the Company hired a vice president of sales. In May, 1996 the Company hired Jeffrey L. Vigil as Vice President of Finance and Administration to increase administrative support and financial control. Management is evaluating other personnel additions in an effort to target new market segments. Additionally, the sales strategies begun in 1995 will be continued and expanded in 1996.



                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

a)   The Company's Annual Meeting of Shareholders was held on May 21, 1996.

b) The following directors were elected to serve until the 1996 Annual Meeting of Shareholders or until their successors are duly elected and qualified:
     Mark A. Betker; Jeff H. Hilger; John T. Pfannenstein; Thomas W. Gamel; Michael C. Franson; Donald R. Brattain.

c) In addition to the electing of directors, the Company's shareholders voted on the following proposals:

     i.   To set the number of directors at six.

     ii. To adopt an amendment to Articles of Incorporation to authorize the creation and issuance of preferred stock.

     iii. To approve the 1995 Stock Option Plan.

     vi. To ratify the appointment of Blanski Peter Kronlage & Zoch, P.A. as the Company's independent auditors.


Set forth below are the results of each of the matters voted upon at the
Meeting:

                                                     Against/  Abstention/Broker
Matter                                   For         Withheld      Non-votes
- ------                                   ---         --------      ---------
Set number of directors at six           2,133,471    3,384          1,796

Electing Directors
        Mark A. Betker                   2,125,682   12,969
        Jeff H. Hilger                   2,125,882   12,769
        John T. Pfannenstein             2,125,882   12,769
        Thomas W. Gamel                  2,125,862   12,789
        Michael C. Franson               2,124,682   13,969
        Donald R. Brattain               2,125,182   13,469

Creation/issuance of preferred stock     1,522,424   54,364        561,863

Approve Stock Option Plan                1,592,877   50,299        495,475

Ratifying the appointment of
  Blanski Peter Kronlage &
  Zoch, P.A.                             2,130,503    4,450          3,698


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
                  Exhibit 27 - Financial Data Schedule

         (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

July 15, 1996                               /s/Mark Betker
- ---------------------------                 --------------------
Date                                        Signature

                                            President
                                            Title



July 15, 1996                               /s/ Jeffrey L. Vigil
- ---------------------------                 --------------------
Date                                        Signature

                                            Vice President - Finance and
                                            Administration
                                            Title