Form 10QSB
period 1996-09-30
KOALA CORP /CO/
filed 1996-11-13
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1996

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT
        For the transition period from____________ to____________

                         Commission file number 0-22464

                                KOALA CORPORATION
                       -----------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

         Colorado                                          84-1238908
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

           11600 East 53rd Avenue, Building D, Denver, Colorado 80239
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (303) 574-1000
                            --------------------------
                           (Issuer's telephone number)

                 4390 McMenemy Road, Suite B, St. Paul, MN 55127
               ----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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


                         PART 1 - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

 KOALA CORPORATION
--------------------------------------------------------------------------------
 BALANCE SHEET
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996            1995
                                                     ----------      ----------
                ASSETS                              (Unaudited)
CURRENT ASSETS
  Cash                                               $2,543,147      $2,994,130
  Accounts receivable, net of allowance
     for doubtful accounts                            1,683,975       1,138,709
  Inventory                                             999,384         363,270
  Prepaid expenses                                      364,539          46,518
  Deferred income taxes                                   6,070           6,070
                                                     ----------      ----------
Total current assets                                  5,597,115       4,548,697
                                                     ----------      ----------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION              674,613         445,469
                                                     ----------      ----------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION
 Acquisition intangibles and patents,
   net of accumulated amortization                    3,679,071       3,252,643
  Deposits                                               13,395           3,500
                                                     ----------      ----------
Total other assets                                    3,692,466       3,256,143
                                                     ----------      ----------
                                                     $9,964,194      $8,250,309
                                                     ==========      ==========


     LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                   $  150,568      $   96,019
  Accrued expenses                                       11,127          35,938
  Accrued income taxes                                  169,430            --
                                                     ----------      ----------
Total current liabilities                               331,125         131,957
                                                     ----------      ----------

LONG-TERM LIABILITIES                                      --              --
                                                     ----------      ----------

DEFERRED INCOME TAXES                                   256,222         256,222
                                                     ----------      ----------

SHAREHOLDERS' EQUITY
  Common stock, $.10 par value, authorized
     10,000,000 shares; issued and outstanding
     2,430,543 & 2,399,312 shares, respectively         243,054         239,931
  Additional paid in capital                          4,636,056       4,639,179
  Retained earnings                                   4,497,737       2,983,020
                                                     ----------      ----------
Total shareholders' equity                            9,376,847       7,862,130
                                                     ----------      ----------
                                                     $9,964,194      $8,250,309
                                                     ==========      ==========

See notes to financial statements.



 KOALA CORPORATION
-------------------------------------------------------------------------------------------------------------------
 STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                      1996              1995             1996               1995
                                                  -----------       -----------       -----------       -----------
                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
NET SALES                                         $ 2,433,048       $ 1,815,939       $ 6,739,073       $ 4,780,956
Cost of sales                                         894,253           730,685         2,519,194         1,848,792
                                                  -----------       -----------       -----------       -----------
Gross profit                                        1,538,795         1,085,254         4,219,879         2,932,164
                                                  -----------       -----------       -----------       -----------

Selling, general and administrative expenses          681,308           416,251         1,871,272         1,103,843
                                                  -----------       -----------       -----------       -----------
OPERATING INCOME                                      857,487           669,003         2,348,607         1,828,321
                                                  -----------       -----------       -----------       -----------

Other (income) expenses                               (47,014)          (27,472)         (113,973)          (76,079)
Amortization of acquisition intangibles                27,900            21,486            77,199            64,458
                                                  -----------       -----------       -----------       -----------
Income before provision
   for income taxes                                   876,601           674,989         2,385,381         1,839,942
Provision for income taxes                            319,959           238,311           870,664           669,344
                                                  -----------       -----------       -----------       -----------
NET INCOME                                        $   556,642       $   436,678       $ 1,514,717       $ 1,170,598
                                                  ===========       ===========       ===========       ===========

NET INCOME PER SHARE                              $      0.22       $      0.18       $      0.59       $      0.48
                                                  ===========       ===========       ===========       ===========

Weighted average shares outstanding                 2,571,490         2,414,105         2,569,408         2,414,004
                                                  ===========       ===========       ===========       ===========

See notes to financial statements.



 KOALA CORPORATION
--------------------------------------------------------------------------------------
 STATEMENTS OF CASH FLOWS
                                                                NINE MONTHS ENDED
             INCREASE (DECREASE) IN CASH                          SEPTEMBER 30,
                                                            1996                1995
                                                         -----------       -----------
                                                         (Unaudited)       (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 1,514,717       $ 1,170,598
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                            55,584            20,970
      Amortization                                            77,199            64,458

  Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                                (545,266)          (53,300)
         Inventory                                          (636,114)         (144,294)
         Prepaid expenses                                   (318,021)           23,930

      Increase (decrease) in liabilities:
         Accounts payable                                     54,549           (81,936)
         Accrued expenses                                    (24,811)          (16,533)
         Accrued income taxes                                169,430            70,364
                                                         -----------       -----------
Net cash provided by operations                              347,267         1,054,257
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for capital expenditures                         (272,907)          (74,656)
  Payments for deposits                                       (9,895)
  Acquisition of assets of Activities Unlimited,LLC         (500,000)
  Payments for patents and trademarks                        (15,448)           (6,578)
                                                         -----------       -----------
Net cash used for investing activities                      (798,250)          (81,234)
                                                         -----------       -----------

NET INCREASE (DECREASE) IN CASH                             (450,983)          973,023

Cash at beginning of period                                2,994,130         1,548,575
                                                         ===========       ===========
Cash at end of period                                    $ 2,543,147       $ 2,521,598
                                                         ===========       ===========

See notes to financial statements.




                                KOALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

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

3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of September 30, 1996 and December 31, 1995, consists of the following:


                                       September 30, 1996      December 31, 1995
                                       ------------------      -----------------

         Raw materials and component
          parts                           $    792,904           $    312,601
         Finished goods                        206,480                 50,669
                                          ------------           ------------

                                             $ 999,384               $363,270
                                          ============           ============

4.   Earnings per share:

     Net income per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during the period using the treasury stock method. Dilutive common equivalent shares consist of stock options and warrants. Fully diluted and primary earnings per share are the same amounts for all periods presented.


                                KOALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)

5.   Acquisition of Activities Unlimited:

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

Cost of sales consists of components manufactured for the Company, direct labor and manufacturing overhead incurred by the Company. All components are manufactured by outside vendors. In September 1996 the Company also began using outside vendors for assembly of all products.

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

CORPORATE HEADQUARTERS RELOCATION

The Company completed the relocation of Koala's executive offices to the Denver Colorado area during the third quarter. The move was accomplished with no disruption to operations and minimal cost impact. Total relocation costs were approximately $65,000. The new offices are near the Company's contract manufacturing operations, which is an important factor in maintaining the Company's high quality standards.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Sales increased 34.0% to $2,433,048 for the third quarter of 1996 compared to $1,815,939 for the third quarter of 1995. Gross profit for the third quarter of 1996 was $1,538,795 (63.2% of sales) compared with $1,085,254 (59.8% of sales)
for the third quarter of 1995. The gross profit percentage for third quarter 1996 is higher than the average gross profit achieved for fiscal year 1995 of 61.0% due to the success of the Company's on-going production cost improvement program. In September, assembly of the changing station was switched to an outside subcontractor, which also contributed to the increase in gross profit.

The sales and marketing strategy the Company initiated in 1995 has resulted in the additional sales revenue for 1996. The Company continued to increase sales and marketing efforts by implementing focused marketing programs, and adding regional and international sales personnel during 1996.

Sales from Activities Unlimited products have steadily increased since the Company acquired Activities Unlimited in March 1996. Sales for third quarter 1996 are 91.2% higher than sales for second quarter 1996. The Company is focusing on increasing sales of Activities Unlimited products in the future by implementing new sales and marketing strategies. For 1996 sales of Activities Unlimited products do not represent a significant portion of the Company's overall revenue.

Selling, general, and administrative expenses increased for the third quarter of 1996 to $681,308 (28.0% of sales) from $416,251 (22.9% of sales) for the same period in 1995. Sales and marketing expenses increased $152,600 for the third quarter of 1996 compared to third quarter of 1995. This increase is a result of new focused marketing programs. Additional sales salaries, commissions, advertising, travel and other sales costs were incurred to implement sales strategies in various markets. General and administrative expenses increased $112,500 for third quarter of 1996 compared to third quarter of 1995. This increase is due to increases in administrative costs such as telephone, accounting personnel, personnel for Activities Unlimited, office supplies and shareholder relations expenses. The increases in general and administrative expenses were primarily brought about by the increased sales volume. No individual expense category increased a material amount except that general and administrative expenses include relocation costs as discussed above. Because the dollar amount of selling, general and administrative expenses are relatively low, overhead expense patterns, which vary from quarter to quarter, may cause fluctuations in total selling, general, and administrative expenses as a percent of sales. Management expects that these fluctuations will not be significant on an annual basis.

Net income for the third quarter of 1996 was $556,642 (22.9% of sales) compared with $436,678 (24.1% of sales) for the third quarter of 1995. This represents a 27.5% increase in net income. Earnings per share for the third quarter of 1996 increased 22.2% compared to third quarter 1995. The increases in net income and earnings per share were less than the 34.0% increase in sales due to the investment the Company has made in new and expanded marketing efforts and administrative costs to support increased sales. While these expanded efforts have reduced current quarter earnings on a percent of sales basis, management expects the investment in these programs will result in increased sales and profits in future quarters. The percentage increase in earnings per share was also affected by an increase in common stock equivalents of 126,154 shares compared to the same period of 1995. Common stock equivalents increased due to issuance of incentive stock options to management in fourth quarter 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Sales for the nine months ended September 30, 1996 increased 41.0% to $6,739,073 compared to $4,780,956 for the same period of 1995. Gross profit for the nine months ended September 30, 1996 was $4,219,879 (62.6% of sales) compared to $2,932,164 (61.3% of sales) for the same period of 1995. The gross profit percentage for the nine months ended September 30, 1996 is higher than the average gross profit achieved for all of fiscal year 1995 of 61.0% due to the success of the Company's on-going production cost improvement program.

Selling, general, and administrative expenses for the nine months ended September 30, 1996 increased to $1,871,272 (27.8% of sales) from $1,103,843
(23.1% of sales) for the same period of 1995. Sales and marketing expenses increased $348,000 including additional sales and marketing salaries and commissions of $167,000 and new focused marketing programs of $181,000. These additional costs relate to the sales strategy discussed in the third quarter analysis which resulted in the increased sales generated during the nine months ended September 30, 1996. General and administrative expenses increased $419,000 for the nine months ended September 30, 1996 compared to the same period of 1995. This increase is due to increased administrative support costs associated with the additional sales volume. Administrative salaries, including Activities Unlimited employees increased by $228,000, but no other single expense category increased by a material amount except for relocation costs as discussed. Because the dollar amount of selling, general and administrative expenses are relatively low, overhead expense patterns, which vary from quarter to quarter, may cause fluctuations in total selling, general, and administrative expenses as a percent of sales. Management expects that these fluctuations will not be significant on an annual basis.

Net income for the nine months ended September 30, 1996 was $1,514,717 (22.5% of sales) compared to $1,170,598 (24.5% of sales) for the nine months ended September 30, 1995. This increase in profits of $344,119 represents a 29.4% increase over the same period of 1995. Earnings per share for the nine months ended September 30, 1996 increased 22.9% compared to the same period of 1995. The increases in net income and earnings per share were less than the 41.0% increase in sales due to the investment the Company has made in new and expanded marketing efforts and administrative costs to support increased sales. While these expanded efforts have reduced current earnings on a percent of sales basis, management expects the investment in these programs will result in increased sales and profits in future quarters. The percentage increase in earnings per share was also affected by an increase in common stock equivalents of 126,255 shares compared to the same period of 1995. Common stock equivalents increased due to issuance of incentive stock options to management in fourth quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its business activities primarily from cash provided by operating activities and capital received from its October 1993 initial public offering. The Company has accumulated sufficient capital reserves to finance operations without bank borrowings. Net cash generated from operating activities for the nine months ended September 30, 1996 was $347,267 compared to $1,054,257 for the same period of 1995. Cash generated during the nine months ended September 30, 1996, as well as some of the Company's existing cash reserves, was used to acquire certain assets of Activities Unlimited, LLC. as discussed above, to increase inventory by $636,114 in order to substantially reduce backlog and to more promptly meet customer demands, and to fund a $545,266 increase in accounts receivable attributed to the increased sales volume. Management expects to meet its capital needs for 1996 through cash generated by operations and existing cash on hand.

The Company currently expects to spend $200,000 to $300,000 for capital expenditures in 1996 related to product changes and product development. The Company has a growth strategy which includes developing new products and acquiring selected complementary companies or products. The Company may use existing cash and Company stock to finance these growth strategies.

CURRENT OUTLOOK

During 1995, the Company made several strategic changes to increase sales and market position. As noted above, greater emphasis was placed on dealer sales in 1995. This resulted in a lower gross profit percentage; however, sales increased as did the dollar amount of gross profit. During 1996, the Company is implementing changes in production and assembly of its products in an effort to lower costs. Some of these benefits were realized during the nine months ended September 30, 1996. Management believes that future periods should also reflect production cost savings due to these changes when compared to prior years. Using dealers to increase market penetration reduces the Company's need for increased fixed sales overhead. In an effort to focus on new sales efforts with national accounts, international sales, and GSA contracts, the Company hired a vice president of sales. During the third quarter, two additional sales executives were added to further focus marketing efforts. In May 1996 the Company hired Jeffrey L. Vigil as Vice President of Finance and Administration to increase administrative support and financial control. Management is evaluating other personnel additions in an effort to target new market segments. Additionally, the sales strategies begun in 1995 will be continued and expanded in 1996.



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


KOALA CORPORATION

November 12, 1996                    /s/Mark Betker
---------------------------          -------------------------------------------
Date                                 Signature

                                     President
                                     -------------------------------------------
                                     Title



November 12, 1996                    /s/ Jeffrey L. Vigil
---------------------------          -------------------------------------------
Date                                 Signature

                                     Vice President - Finance and Administration
                                     -------------------------------------------
                                     Title