Form 10KSB
period 1996-12-31
KOALA CORP /CO/
filed 1997-03-28
CIK 913285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   FORM 10-KSB

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

         TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
-----    SECURITIES  EXCHANGE  ACT OF 1934 (NO FEE REQUIRED)


                         Commission File Number: 0-22464

                                KOALA CORPORATION
                 (Name of Small Business Issuer in Its Charter)

            Colorado                                     84-1238908
 (State of Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

                          11600 E. 53rd Avenue, Unit D
                             Denver, Colorado 80239
                    (Address of Principal Executive Offices)

                                 (303) 574-1000
                (Issuer's Telephone Number, Including Area Code)

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.10 par value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               _X_     Yes         ___  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

         State the issuer's revenues for its most recent fiscal year:
         $8,938,282.

As of March 3, 1997, the aggregate market value of the voting stock held by nonaffiliates of the issuer computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market System was approximately $17,801,680.

As of March 3, 1997, there were outstanding 2,481,260 shares of the issuer's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its May 30, 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT DESCRIBE THE COMPANY'S BUSINESS AND PROSPECTS AND THE EXPECTATIONS OF THE COMPANY AND MANAGEMENT. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S RELIANCE ON THE REVENUES FROM A SINGLE PRODUCT, THE KOALA BEAR KARE(TM) CHANGING STATION, WHICH HAS GENERATED A SUBSTANTIAL AMOUNT OF THE COMPANY'S REVENUES; THE UNCERTAINTIES ASSOCIATED WITH THE INTRODUCTION OF NEW PRODUCTS; MANAGEMENT OF GROWTH, INCLUDING THE ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES; DEPENDENCE ON MARK A. BETKER, ITS PRESIDENT AND CHIEF EXECUTIVE OFFICER; SUBSTANTIAL COMPETITION FROM LARGER COMPANIES WITH GREATER FINANCIAL AND OTHER RESOURCES THAN THE COMPANY; ITS DEPENDENCE ON SUPPLIERS FOR MANUFACTURE OF ITS PRODUCTS; CURRENCY FLUCTUATIONS AND OTHER RISKS ASSOCIATED WITH FOREIGN SALES; AND POTENTIAL PRODUCTS LIABILITY RISKS ASSOCIATED WITH ITS EXISTING AND FUTURE PRODUCTS.

GENERAL

The Company is a leading producer of infant diaper changing stations and other commercial child care, child protection and recreational products. The Company markets its products under the Koala Bear Kare(R) name. The Company effectively created the market for diaper changing stations. The Koala Bear Kare(R) Baby Changing Station, introduced in 1987, is installed in more than 200,000 public restrooms across the United States and in more than 20 countries. The Company's customers for this product include Dayton Hudson Corporation's Target Stores, the Mayo Clinic, Walt Disney World and many McDonald's, Burger King and Pizza Hut franchises.

The market for the Company's products has developed as a result of a number of factors, including the increase in child births as the number of "baby boom" children of child-bearing age grew, the trend toward dining away from home with children and the increased emphasis by retail stores, sports facilities, restaurants and other public facilities on marketing based upon customer service rather than only upon product and price. The Koala Bear Kare(R) Baby Changing Station is perceived as an affordable method for such enterprises to differentiate themselves from their competitors. The Company believes, based in large part upon its success in marketing the Baby Changing Station, and in turn on the success of its commercial, institutional and recreational purchasers in using the product to enhance their own image, that the customers and visitors of such establishments have increasingly come to expect diaper changing stations as a matter of course.

In August 1996, the Company relocated its offices and employees from St. Paul, Minnesota to Denver, Colorado and established a new manufacturing relationship with a Denver firm to manufacture and assemble its products. Previously, the Company assembled its own products. The location of the Company's offices near the contract manufacturing operation is an important factor in maintaining the Company's high quality standards and minimizing product costs.

BUSINESS STRATEGY

The Company believes that the Koala Bear Kare(R) Baby Changing Station and its other products have strong brand name recognition. The Company's business strategy is to capitalize on its strong brand name recognition through maximizing the market penetration for its Baby Changing Station and development of new products and to leverage its distribution channels by acquisition of complementary products. The following are the key elements of the Company's strategy:

         MAXIMIZE MARKET PENETRATION OF THE BABY CHANGING STATION AND OTHER CHILD PROTECTION PRODUCTS. Since its October 1993 initial public offering, the Company has expanded marketing efforts related to its Baby Changing Station and other child protection products. The Company has increased its presence at trade shows and has expanded its advertising in trade journals, particularly in more focused market segments and geographical areas. It has expanded its marketing nationwide and internationally through the creation of a distributor and dealer network domestically and in other countries. In 1996, the Company hired two new sales executives to focus on commercial and international markets, and increased its emphasis on sales through independent dealers. The Company also is marketing its products to national accounts such as restaurant chains and franchises and child care centers, as well as other appropriate end-users. The Company also has increased its use of direct mail and telemarketing to sell to customers that would not be reached by trade shows, journals and distributors.

         EMPHASIZE PRODUCT ENHANCEMENT AND NEW PRODUCT DEVELOPMENT. The Company has an active product development and enhancement program and continually seeks to improve its products and create complementary products. In 1993, the Company introduced the Koala Bear Kare(R) Infant Seat Kradle, which is designed to allow an infant in a portable infant car seat to sit at a table without having to be removed from the car seat. In 1994, the Company added a horizontal-mount Baby Changing Station to its product line.

         ACQUIRE COMPLEMENTARY PRODUCTS. The Company intends to continue the acquisition of new products which it believes it can market to its target market and dealer network. In August 1994, the Company acquired molds and intellectual property rights associated with Booster Buddy(R) booster seats, which are specially designed and engineered for use by children in movie theaters, auditoriums and similar settings. In March 1996, the Company acquired certain assets of Activities Unlimited, a privately-held developer and distributor of commercial-use waiting room and educational activities equipment for children. Activities Unlimited has an established product line with a wide variety of high-quality, commercial-use children's play tables, featuring interlocking construction blocks, games and mazes. Primary customers include retail stores, auto dealerships, restaurants, doctors' offices, airports, children's day-care centers and schools.

PRODUCTS

Baby Changing Stations and Other Child Care Products. The Company currently markets four products in this segment of its business: the Koala Bear Kare(R) Baby Changing Station, the Koala Bear Kare(R) Child Protection Seat, the Koala Bear Kare(R) Infant Seat Kradle and the Booster Buddy(R) booster seat. The Company also markets disposable sanitary liners to be used with its Baby Changing Stations.

The Company's original product was the vertical Koala Bear Kare(R) Baby Changing Station, introduced in 1987. In May 1994, the Company introduced a horizontal-mount Baby Changing Station. Both of the Company's baby changing stations can be installed in compliance with ADA regulations, the horizontal-mount unit at any height because it protrudes only 4 inches from the wall and the vertical unit (which protrudes 5 inches from the wall), provided that its leading (I.E., lower) edge is installed within 27 inches of the floor. The Baby Changing Station, which sells to the end user for $199.95, is designed to be mounted in restrooms, either over commodes or in the wash area. The unit consists of a base which is fastened to the wall, a concave bed which folds down during use, a gas spring mechanism (similar to the opening device on hatchback cars) and safety straps. The bed portion of the Baby Changing Station, when not in use, is retracted by the gas spring into the base. The unit occupies only four square feet of wall space and does not occupy valuable floor space. The concave bed, with its raised sides and easily-fastened safety straps, holds the baby safely in place during diaper changing. The gas spring mechanism provides for slow closing in order to avoid injury to fingers or other objects. Key stress points on the Baby Changing Station are steel reinforced so that the unit is designed to withstand static loads of over 250 pounds. The Koala Bear Kare(R) Baby Changing Station is highly resistant to accidental damage or vandalism because of its polyethylene and steel construction.

The Baby Changing Station can be operated with a single hand, allowing a parent to hold a baby while opening the unit. Both the wall base and the bed are made of FDA-approved, high-impact, blow-molded polyethylene which is durable, resists odors, mold and mildew, and is easy to clean with customary commercial cleaning products. The corners of the unit are rounded to assure safe use. The Baby Changing Station features permanent embossed graphic step-by-step safety instructions in six languages. The Company believes it offers one of the largest changing beds available.

The wall base also includes a dispenser for disposable sanitary liners, used to lay on the bed for a clean surface for changing babies. In addition to selling bed liners at the time of the initial sale of the Baby Changing Station, the Company also sells refill liners. The Company currently sells most bed liners in connection with the initial purchase of Baby Changing Stations, but has taken steps to increase sales of refill liners through direct mail solicitation of existing customers and the implementation of liner programs with national accounts.

As a result of comments both from commercial purchasers of the Koala Bear Kare(R) Baby Changing Station and from its users, the Company developed the Koala Bear Kare(R) Child Protection Seat in 1991. The primary purpose of the Child Protection Seat is to protect a child while a parent is using a restroom or fitting room. The Child Protection Seat is a wall-mounted, temporary holding seat. A parent can strap the child into the seat while using the restroom or changing clothes without having to attend to the child and without having to leave the child unattended outside the restroom stall or fitting room. The Child Protection Seat, like the Baby Changing Station, occupies no floor space, requires less than two square feet of wall space and folds up and out of the way when not in use. When retracted, the Child Protection Seat extends no further than a toilet paper dispenser. The Child Protection Seat is constructed of blow-molded plastic with sturdy polypropylene shoulder harness straps.

The Company believes that the Child Protection Seat is an ideal complement to its Baby Changing Station because many of the purchasers for the Baby Changing Station are prospective purchasers of the Child Protection Seat. The Company provides discounts to customers purchasing a package consisting of both the Baby Changing Station and the Child Protection Seat.

In May 1993, the Company introduced the Koala Bear Kare(R) Infant Seat Kradle, which is designed to allow an infant in a portable infant car seat to sit at a table without having to be removed from the car seat. Infant car seats are currently required by law in virtually all states. Portable infant car seats, which have become increasingly popular, are those which are removable from the car (either with or without a stationary base) and which have a handle or other apparatus for carrying when out of the car. In order to avoid disturbing the infant, and because infants are generally too small for high chairs, parents frequently leave their infant in the car seat while dining. By placing the portable infant car seat into the Koala Bear Kare(R) Infant Seat Kradle, parents eliminate the need to set the car seat on the table, where it interferes with dining, on a chair, where it runs the risk of being knocked over, or on the floor, where it is an obstacle. Instead, the Infant Seat Kradle can be pushed under the edge of the table, requiring no more space than a chair in use. As a result, it does not block aisles or otherwise add to congestion in crowded restaurants. When not in use, the Infant Seat Kradle folds flat for storage. Currently, the Company markets the Infant Seat Kradle to commercial customers with a storage rack. The set occupies approximately the same storage space as one conventional high chair. The Infant Seat Kradle consists of a polyethylene frame and nylon mesh cradle with reinforced edges and polypropylene safety straps.

In August 1994, the Company acquired molds and related equipment used in manufacturing Booster Buddy(R) booster seats. The Booster Buddy(R) booster seat is specially designed and engineered for use by children in movie theaters, auditoriums and similar settings. Its unique features include a convenient carrying handle, a small-to-medium-sized cup holder and a recessed candy/popcorn holder. The reversible design fits children from two to seven years old. This product is made of rotationally molded polyethylene and is available in a variety of colors.

The Company offers a one-year replacement guarantee, covering damages from natural disasters or vandalism, subject to a $100 deductible; and a five-year manufacturer's limited warranty on parts and labor, covering any defects in workmanship. To date, the Company has replaced few units and has experienced very few returns and warranty claims.

Children's Recreational and Activity Products. The Company markets children's recreational and activity products under the Activities Unlimited product line, including commercial-use children's play tables featuring interlocking construction blocks, games, mazes and wall activities and other manipulatives.

MANUFACTURING AND DISTRIBUTION

Baby Changing Stations and Other Child Care Products. In August 1996, the Company entered into a new manufacturing relationship with a Denver-based plastics manufacturer. The supplier manufactures both the vertical and horizontal models of the Koala Bear Kare(R) Baby Changing Station and Child Protection Seat. Components are blow-molded to the Company's specifications, assembled and delivered to the Company. Previously, the products were assembled by the Company. The Company performs all administrative functions including order processing, credit and collection, accounting, inventory control and shipping from the Company's facilities. All molds used in the manufacturing process are owned by the Company. Although the Company currently uses only two plastics suppliers, the Company's products represent only a small portion of such manufacturers' total businesses, and the Company believes that alternative sources of supply are available if necessary.

The bed liners used with the Company's Baby Changing Station are manufactured to the Company's specifications by a major manufacturer of paper products.

Both the Koala Bear Kare(R) Infant Seat Kradle and the Booster Buddy(R) booster seat are currently manufactured for the Company by outside jobbers. The Company believes that other third-party manufacturers are readily available for both products.

Children's Recreational and Activity Products. Most of the Activities Unlimited products are manufactured to the Company's specifications by an independent manufacturer located in Denver. Some products are purchased from other outside vendors. The Company believes that alternative sources of supply are available if necessary. The Company performs all administrative functions including order processing, credit and collection; accounting, inventory control and shipping from the Company's facilities.

SALES AND MARKETING

Baby Changing Stations and Other Child Care Products. The Company markets the Baby Changing Station to commercial, institutional and recreational establishments such as restaurants, hospitals, shopping centers, retail stores, sports facilities, amusements parks, churches, museums and other facilities with public restrooms, as a means of helping these establishments enhance their image with customers and visitors by providing facilities for changing diapers.

The United States Department of Justice estimates that there are over 5,000,000 private establishments which constitute public accommodations such as restaurants, hotels, theaters, convention centers, retail stores, shopping centers, dry cleaners, laundromats, pharmacies, doctors' offices, hospitals, museums, libraries, parks, zoos, amusement parks, private schools, day-care centers, health spas and bowling alleys, many of which are potential purchasers of the Company's products. The Company has not estimated the number of restrooms in such facilities. This estimate does not include commercial, government, or religious facilities such as office buildings, factories, churches, or government buildings, some of which are also potential purchasers.

The Company emphasizes the ability of purchasers of the Baby Changing Station to differentiate themselves from their competitors by providing an added level of service to their customers and visitors. Since the Company began marketing its Baby Changing Station, the expectations of such purchasers' customers and visitors have evolved such that the presence of a diaper changing station like the Koala Bear Kare(R) Baby Changing Station has now increasingly come to be expected and those establishments without diaper changing stations are perceived as lacking a necessary service. Therefore, the Company believes that its Baby Changing Station provides purchasers with a competitive advantage over their competition who do not offer such a service.

The Company first introduced the Koala Bear Kare(R) Child Protection Seat and Infant Seat Kradle in 1991 and 1993, respectively. The commercial, institutional and recreational establishments to which the Company has successfully marketed the Koala Bear Kare(R) Baby Changing Station are also the primary prospective purchasers of the Company's Child Protection Seat and, to a lesser extent, the Infant Seat Kradle. Accordingly, the Company's marketing efforts related to such products have been similar to those related to the Baby Changing Station. The Company offers discounts to customers who purchase a child protection package consisting of a Baby Changing Station and Child Protection Seat.

The Company believes that it has achieved widespread brand name recognition of its products, and its "Koala Bear Kare" trademarks have been important in marketing the Company's products. Each of the Company's products which is marketed under this trademark prominently displays a blue and white sticker with one of the Company's trademarks.

The Company's products are represented in all 50 states with higher sales concentrations in more heavily-populated states. The Company also markets its products in foreign countries and estimates that approximately 85 percent of sales during the most recent year were domestic and 15 percent were foreign. Canada, the United Kingdom, Japan, Europe and Australia accounted for the majority of foreign sales.

The Company's marketing strategy has consisted primarily of advertising in trade journals, attendance and display at various trade shows, and direct mailings. The Company believes it has been successful in maintaining a high profile and obtaining as much publicity as possible by providing members of the press, particularly those affiliated with appropriate trade journals and those attending trade shows where the Company displays its products, with packages of information consisting of prior articles, brochures and descriptions, and other marketing material. The Company has increased its marketing budget, in an effort to increase sales of its products to a wider target market. The Company also has increased its use of direct mail and telemarketing to sell to customers that would not be reached by trade shows, journals and distributors.

Historically, most sales have been generated by trade journal advertising, trade show attendance or direct mailings with little or no direct solicitation by the Company or its dealers. Although the Company has appointed dealers to sell the Company's products, such dealers are not granted any exclusive rights for products or territory except that the Company has appointed exclusive dealers in Canada, the United Kingdom, Japan and Australia. Dealer sales have accounted for a minority of the Company's domestic sales and a majority of the Company's foreign sales. In 1996, the Company increased its emphasis on dealer sales. It currently has 391 dealers in the United States and 64 dealers internationally that cover 20 countries.

The Company intends to continue its marketing efforts aimed at trade journal advertising, trade show attendance, and direct mailings. The Company plans to focus on more defined market segments and geographic regions. The Company intends to continue to increase sales to distributors, especially those with defined markets. In addition, the Company plans to approach national accounts and to market its products through direct mail efforts and telemarketing.

During 1995, the Company employed a new vice president of sales who has been actively engaged in soliciting orders for the Company's products, supplementing the Company's broader-based marketing efforts by direct sales activities primarily directed at potentially high volume national accounts (such as chain and franchised restaurants). This executive's activities are in addition to those conducted by the Company's director of marketing, which are principally focused on trade shows, direct mailings, brochures and other indirect marketing activities. The Company plans to develop and acquire other commercial products designed for use by babies, infants and children or which are intended for integration in restrooms.

During 1996, the Company added two sales executives who have responsibilities for developing the Company's commercial and international markets. The commercial sales executive is responsible for distribution channels to dealers who service U.S. restaurants other than the national chain and franchised restaurants described above. The international sales executive is responsible for locating dealers and managing dealer relationships in Europe, Asia and South America.

Children's Recreational and Activity Products. The Company markets the Activities Unlimited products domestically primarily through direct sales to commercial customers and to national accounts. International sales are through dealers.

COMPETITION

Baby Changing Stations and Other Child Care Products. The Company plans to expand this product area through the attraction of additional dealers and through acquisition of complementary products. The Company is not aware of any other companies marketing diaper changing stations intended for the commercial market that have a greater market share than the Company. The Company is aware of four other companies, two based in Minnesota, one based in Ohio and one based in New Jersey, marketing products that directly compete with the Company's Koala Bear Kare(R) Baby Changing Station and Child Protection Seat. The Company believes that each of such competitors has a substantially smaller market than the Company. The Company competes with such competitors based principally on the basis of brand name recognition, price, quality and customer service. The Company believes that its Koala Bear Kare(R) products have brand name recognition that provides the Company with a significant competitive advantage.

In 1996, Rubbermaid Corporation, a large manufacturer of consumer products, commenced marketing of products that compete with the Company's Baby Changing Stations. Although this competitor has not materially affected the Company to date, it has substantially greater financial and marketing resources than the Company. There are a number of well-known manufacturers of consumer child safety equipment, furniture and other juvenile products which are substantially larger and better financed than the Company. Such companies have not introduced or marketed products directly competing with the Koala Bear Kare(R) Baby Changing Station or Child Protection Seat. Although the Company believes that its products will continue to compete effectively with Rubbermaid or such other competitors, such manufacturers could reduce the Company's margins and/or market share. Conversely, the Company believes that such competition could benefit the Company through expansion of the Company's markets as a result of increased customer awareness of the types of products sold by the Company.

Children's Recreational and Activity Products. Competition in the children's recreational product area is from several large companies that make similar products. The Company competes in this market on the basis of price, quality and service.

PATENTS AND TRADEMARKS

Although the Company holds patents related to certain aspects of its products, the Company does not believe that such patents provide significant protection against competitors and potential competitors whose products compete and likely would compete with the Company without infringing upon the Company's patents.

The Company has registered various trademarks, including the "Koala Bear Kare" name and several variations of the Koala Bear Kare(R) picture which is featured on the Company's products, and believes that such trademarks are important in assuring recognition of the Company's products. The Company believes that the various Koala Bear Kare(R) trademarks are widely recognized. The Company has also registered the trademark "Booster Buddy."

REGULATION

The Company's operations are not subject to any significant government regulations other than those regulations applicable to businesses generally. The Company is aware of several jurisdictions which have adopted or are considering adopting regulations requiring parity between men's and women's restrooms in the installation of diaper changing stations. The number of jurisdictions which have adopted such regulations is minimal and the Company is unable to assess what impact, if any, such or similar regulations would have on the Company's sales.

The Company may, in the future, market its current products or other products developed or acquired by it directly to consumers. If so, the Company's products would then be subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts") and regulations promulgated thereunder. The Acts authorize the Consumer Product Safety Commission (the "CPSC") to protect the public from products which present a substantial risk of injury. The CPSC can require the repurchase or recall by the manufacturer of products which are found to be defective and impose fines or penalties on the manufacturer. Similar laws exist in some states and cities in other countries in which the Company may market such products.

EMPLOYEES

The Company has 20 employees. Of such employees, 13 are engaged in sales and marketing, one is engaged in inventory control and shipping, five are employed in accounting and administration, and the Company's president is primarily engaged in marketing and administration. Four employees are located at the Activities Unlimited sales office in Metairie, Louisiana. The Company's employees are not covered by any collective bargaining agreements. Management believes that its relations with its employees are excellent.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases, from an unrelated party, approximately 15,000 square feet in Denver, Colorado for its operations. The lease expires on July 31, 2001. The rent is approximately $6,100 per month, plus operating expenses. The Company also leases approximately 1,100 square feet of office space in Metairie, Louisiana for its Activities Unlimited operations. The rent was approximately $1,125 per month in 1996 and increased to $1,148 per month in January 1997. This lease expires in February 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company currently is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company trades on the Nasdaq Stock Market National Market System under the symbol KARE. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock for each quarter within the last two fiscal years as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.


                                                                                         SALES PRICE
                                                                              ----------------------------------
                                                                                    LOW              HIGH
                                                                              ----------------------------------

         YEAR ENDED DECEMBER 31, 1995

         First quarter.......................................                       $5                $6 3/4

         Second quarter......................................                       $5 3/8            $9 1/8

         Third quarter.......................................                       $7 5/8            $9 7/8

         Fourth quarter......................................                       $8 1/8            $12 5/8

         YEAR ENDED DECEMBER 31, 1996

         First quarter.......................................                       $10 5/8            $19 1/4

         Second quarter......................................                       $16 3/8            $19 1/8

         Third quarter.......................................                       $13 3/4            $21

         Fourth quarter......................................                       $12 1/4            $17

As of March 3, 1997, there were approximately 96 shareholders of record.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following table summarizes financial data for the years ended December 31, 1994, 1995 and 1996. The data should be read in conjunction with the financial information and notes thereto included elsewhere in this report.

INCOME STATEMENT DATA(1):

                                             Year Ended December 31,
                                 ----------------------------------------------

                                            1994           1995           1996
                                            ----           ----           ----

NET SALES..................           $5,177,938     $6,537,440     $8,938,282

Cost of sales..............            1,832,411      2,551,676      3,241,328
                                       ---------      ---------      ---------

GROSS PROFIT...............            3,345,527      3,985,764      5,696,954

Selling, general and                   1,341,695      1,543,495      2,892,095
  administrative expenses..            ---------      ---------      ---------


OPERATING INCOME...........            2,003,832      2,442,269      2,804,859

Other income (expense).....               43,780        109,249    (  159,460)

Amortization of acquisition               85,679         86,375        105,677
  intangibles..............            ---------      ---------      ---------


Income before provision for            1,961,933      2,465,143      2,539,722
  income taxes.............

Provision for income taxes.              704,633        890,447        644,182
                                       ---------      ---------      ---------

NET INCOME.................           $1,257,300     $1,574,696     $1,895,540
                                       =========      =========      =========

NET INCOME PER SHARE.......           $     0.52     $     0.65     $     0.74
                                       =========      =========      =========


Weighted average shares                2,405,178      2,421,133      2,549,438
  outstanding..............            =========      =========      =========



BALANCE SHEET DATA:                            December 31,
                                --------------------------------------------

                                      1994             1995             1996
                                      ----             ----             ----

Working capital............     $2,721,358       $4,416,740       $5,643,924

Total assets...............      6,615,724        8,250,309       10,351,202

Total liabilities..........        328,290          388,179          572,632

Shareholders' equity.......      6,287,434        7,862,130        9,778,570

-----------------------------------------------------------
(1) Certain reclassifications have been made to prior year amounts to conform to current year presentation.


INTRODUCTION

Over the past three years the Company has experienced consistent growth in sales and pre-tax profits. Sales have increased from $5,177,938 in 1994 to $8,938,282 in 1996, while pre-tax profits have increased from $1,961,933 in 1994 to $2,539,722 in 1996. Cash provided by operating activities has increased over this same period from $737,646 in 1994 to $1,323,426 in 1996. Cash provided by operating activities has been and will be used by the Company for expansion of its marketing and product lines and for acquisitions. See "Liquidity and Capital Resources" below.

COMPONENTS OF REVENUE AND EXPENSES

The Company's revenues are derived from the sale of Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles, and Booster Buddy Seats. These products are sold primarily to commercial, institutional and recreational facilities such as shopping centers, retail establishments, restaurants, sports and recreational facilities, and other public buildings. As discussed below, the Company acquired certain assets of Activities Unlimited, a developer and distributor of commercial use children's activities products, in late March 1996.

Cost of sales consists of components manufactured for the Company, direct labor and manufacturing overhead incurred by the Company. All components are manufactured by outside manufacturers. In September 1996, the Company also began using outside manufacturers for assembly of all products.

Selling, general and administrative expenses consist primarily of executive, sales, marketing, and office salaries, related payroll taxes, advertising expenses, and other miscellaneous selling and administrative expenses.

RESULTS OF OPERATIONS

The following table outlines sales by product line for the last three years (in thousands):

                                         Years Ended December 31,
                              ------------------------------------------------

                                        1994             1995            1996
                                        ----             ----            ----

Baby Changing Station                 $4,174           $5,386          $6,758

Changing station liners                  684              713           1,102

Booster Buddy Seats                       50              191             239

Child Protection Seat                    135              117             140

Infant Seat Kradle                        44               55              74

Parts and accessories(1)                  91               75             106

Activities Unlimited                  n/a(2)           n/a(2)             519
                                      ------           ------          ------

  Total sales                         $5,178           $6,537          $8,938
                                       =====            =====           =====

(1) Certain reclassifications have been made to prior year amounts to conform to current year presentation. As a result, amounts previously recorded as revenues related to shipping costs charged to customers, and included in "Parts and accessories," are not longer presented as revenues.

(2)  Not yet introduced


The following table outlines certain items in the Company's income statement as a percentage of sales for each of the last three years:


                                            Years Ended December 31,
                                 ----------------------------------------------

                                         1994            1995            1996
                                         ----            ----            ----

Sales .....................            100.0%          100.0%          100.0%

Cost of sales .............             35.4            39.0            36.3
                                       ------          ------          ------

Gross profit ..............             64.6            61.0            63.7

Selling, general and ......             25.9            23.6            32.3
  administrative expenses .            ------          ------          ------


Operating income ..........             38.7            37.4            31.4

Other income (expense) ....              0.8             1.6            (1.8)

Amortization of acquisition              1.7             1.3             1.2
  intangibles .............            ------          ------          ------


Income before provision for             37.8            37.7            28.4
  income taxes

Provision for income taxes              13.6            13.6             7.2
                                       ------          ------          ------

Net income ................             24.2%           24.1%           21.2%
                                       ======          ======          ======


1996 COMPARED TO 1995

Sales increased 37% from $6,537,440 in 1995 to $8,938,282 in 1996, as a result of continued growth in demand for the Company's products. Sales of the Baby Changing Station and related liners increased 29% over 1995 and accounted for 73% of the total growth in the Company's sales. Sales of the Booster Buddy, Child Protection Seat and Infant Seat Kradle increased 25%. The addition of the Activities Unlimited product line beginning in April 1996 accounted for 22% of the increase in total sales. The sales and marketing strategy implemented by the Company has resulted in increased sales and net income as discussed below, as well as diversification of the Company's product line.

Gross profit increased to $5,696,954 (64% of sales) during 1996, compared with $3,985,764 (61% of sales) for 1995. The increase in gross profit as a percentage of sales was due to price reductions achieved in the cost of raw materials and component parts and the change to sub-contracted assembly in September 1996. The Company no longer maintains a manufacturing facility for assembly of its products thus reducing overhead costs.

Selling, general and administrative expenses were $2,892,095 (32% of sales) for 1996 compared with $1,543,495 (24% of sales) for 1995, an 87% increase in terms of actual dollars; however, the percentage relationship to sales increased only 9 percentage points because the Company has increased sales without a proportionate increase in general and administrative overhead. The addition of Activities Unlimited accounted for 23% of the increase in selling, general and administrative costs. The increase in selling, general, and administrative expenses is primarily due to increased sales and marketing salaries of $114,049 and administrative salaries of $338,064 which includes the salary for the chief financial officer added in 1996 and additional advertising costs of $412,042. Other costs associated with sales and marketing increased $191,723. These costs include travel, telephone, consultants and contract labor. The Company also increased its use of outside sales representatives which resulted in an increase of $94,669 in sales commissions. The Company made the investment in these increased levels of selling, general and administrative expenses in order to support the expanded sales and marketing strategies begun in 1995.

Net income for 1996 was $1,895,540 (21% of sales) compared to net income of $1,574,696 (24% of sales) for 1995, representing an increase of 20%. The additional expenses incurred as discussed above resulted in the decline in net income as a percent of sales; however, the Company believes that the investment in these areas will result in continued sales growth in the future.

1995 COMPARED TO 1994

Sales increased 26% from $5,177,938 in 1994 to $6,537,440 in 1995 as a result of continued growth in demand for the Company's Baby Changing Station, the 1994 introduction of a horizontal version of the Baby Changing Station and the increased sales of its new products, the Booster Buddy(R) booster seat and the Infant Seat Kradle.

Gross profit increased to $3,985,764 (61% of sales) during 1995, compared with $3,345,527 (65% of sales) for 1994. The decline in gross profit as a percentage of sales was due to a price reduction implemented in July 1994 to increase market penetration and increased sales to dealers. In 1995 the Company expanded its dealer network throughout the United States as well as internationally. Sales to dealers result in a lower gross profit per product compared to sales made directly to end users. The portion of sales made to dealers increased from 31% of sales for 1994 to 38% of sales in 1995, which has contributed to the decrease in the gross profit percentage. The sales and marketing strategy implemented by the Company has resulted in increased sales and net income as discussed below, as well as diversification of the Company's product line.

Selling, general, and administrative expenses were $1,543,495 (24% of sales) for 1995 compared with $1,341,695 (26% of sales) for 1994, a 15% increase in terms of actual dollars; however, the percentage relationship to sales declined two percentage points because the Company has increased sales without a significant increase in general and administrative overhead.

Net income for year ended 1995 was $1,574,696 (24% of sales) compared to net income of $1,257,300 (24% of sales) for 1994, representing an increase of 25%.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for fiscal 1995 and fiscal 1996 was $1,575,704 and $1,323,426, respectively. The Company intends to utilize this operating cash flow to expand the Company's marketing activities and for product development and product acquisitions as well as for working capital purposes. The Company completed 1995 and 1996 with working capital of $4,416,740 and $5,643,924, respectively, and cash balances of $2,994,130 and $3,442,601 at December 31, 1995 and 1996, respectively.

CORPORATE HEADQUARTERS RELOCATION

The Company completed the relocation of Koala's executive offices to the Denver, Colorado area during the third quarter of 1996. The move was accomplished with no disruption to operations with total relocation costs of approximately $289,000. The new offices are near the Company's new principal contract manufacturer which, unlike the Company's prior principal manufacturer, manufactures and assembles its products. As a result, the Company is able to maintain lower inventories and improve its gross profit.

CURRENT OUTLOOK

During 1996, the Company continued its emphasis on distributor networks and dealer sales to increase sales and market position. In addition, the Company implemented changes in production and assembly of its products in an effort to lower costs. Management believes that the full benefit of these production cost savings will be reflected in 1997 and future periods. Using dealers to increase market penetration reduces the Company's need for increased fixed sales overhead. This sales strategy will be further expanded in 1997. In an effort to focus on new sales efforts with national accounts, international sales, and U.S. General Services Administration contracts, the Company hired a vice president of sales in 1995. During the third quarter of 1996, two additional sales executives were added to further focus marketing efforts. In May 1996, the Company hired Jeffrey L. Vigil as Vice President of Finance and Administration to increase administrative support and financial control. Management is evaluating other personnel additions in an effort to target new market segments.

INCOME TAXES

The Company's effective tax rate declined in 1996 compared to prior years due to the Company's move to Colorado, which has lower state income tax rates than Minnesota. The Company also realized a tax benefit from the tax deduction generated by the exercise of non-qualified stock options by a former officer of the Company, resulting in an overall effective tax rate of 25%. Future effective tax rates are expected to be approximately 36%.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No.121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was issued March 1995 and was adopted by the Company effective for 1996. The adoption of SFAS No. 121 had no effect on income for 1996 and should not have a material effect in the future.

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was issued in October 1995 and is effective for 1996. The adoption of SFAS No. 123 will not have a material effect on net income. The Company has elected to continue to measure compensation cost for stock compensation plans under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The disclosures required by SFAS No. 123 are included in the notes to the Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS

See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its Annual Meeting of Shareholders scheduled for May 30, 1997, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its Annual Meeting of Shareholders scheduled for May 30, 1997, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in Item 11 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its Annual Meeting of Shareholders scheduled for May 30, 1997, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its Annual Meeting of Shareholders scheduled for May 30, 1997, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
         3.1      Articles of Incorporation of Koala Corporation.(1)
         3.2      Bylaws of Koala Corporation.(1)
         4.1      Specimen Common Stock Certificate.(1)
         10.1     Omitted.
         10.2     Incentive Stock Option Plan dated August 19, 1993.(1)
         10.3     Omitted.
         10.4     Nondisclosure and Noncompetition Agreement between Koala
                  Corporation and Jeff H. Hilger dated as of July 12, 1993.(1)
         10.5     Omitted.
         10.6     Nondisclosure and Noncompetition Agreement between Koala
                  Corporation and Robert Dainty dated as of July 12, 1993.(1)
         10.7     Nondisclosure and Noncompetition Agreement between Koala
                  Corporation and James P. Galarneault dated as of July 12,
                  1993.(1)
         10.8     Omitted.
         10.9     Registration Rights Agreement between Koala Corporation and
                  Jeff H. Hilger, Clarence A. Lowe, Robert L. Dainty and James
                  P. Galarneault.(1)
         10.10    Koala Corporation 1995 Stock Option Plan.(2)
         10.11    Industrial Lease dated August 1, 1996 between Buckhead
                  Industrial Properties, Inc. and Koala Corporation.
         11.1     Statement re: Computation of Per Share Earnings (included in
                  Note 1 to Notes to Financial Statements).
         23.1     Independent Auditors' Consent
         27       Financial Data Schedule
-------------------------------

----------------------------
         (1) Incorporated by reference to the same exhibit number included in the Company's Registration Statement on Form SB-2, Registration No. 33-68482C.

         (2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

         (b)      Reports on Forms 8-K.

No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.


                                   SIGNATURES

In accordance with Section 13 of the Securities and Exchange Act of 1934, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KOALA CORPORATION



Date:  March 28, 1997                By: /s/ Mark A. Betker
                                         ------------------
                                         Mark A. Betker, Chairman,
                                         Chief Executive Officer and President



In accordance with the Exchange Act, this report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 Signature                                      Title                               Date
                 ---------                                      -----                               ----



/s/ Mark A. Betker                            Chairman, Chief Executive Officer and            March 28, 1997
---------------------------------------       President (Principal Executive Officer)
Mark A. Betker                                and Director



---------------------------------------       Director                                         March __, 1997
Michael C. Franson


/s/ Thomas W. Gamel                           Director                                         March 28, 1997
---------------------------------------
Thomas W. Gamel


/s/ John T. Pfannenstein                      Director                                         March 28, 1997
---------------------------------------
John T. Pfannenstein


---------------------------------------       Director                                         March __, 1997
Ellen Robinson


/s/ Jeffrey L. Vigil                          Vice President of Finance and                    March 28, 1997
---------------------------------------       Administration (Principal Financial and
Jeffrey L. Vigil                              Accounting Officer)



                                KOALA CORPORATION

                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995




                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page


   Independent auditors' report                                       F-2

   Balance sheets                                                     F-3

   Statements of income                                               F-4

   Statements of changes in shareholders' equity                      F-5

   Statements of cash flows                                           F-6

   Notes to financial statements                                      F-7





SHAREHOLDERS AND
BOARD OF DIRECTORS
KOALA CORPORATION
DENVER, COLORADO



                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of KOALA CORPORATION (a Colorado corporation) as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KOALA CORPORATION, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



BLANSKI PETER KRONLAGE & ZOCH, P.A.


Minneapolis, Minnesota

February 12, 1997





                               KOALA CORPORATION
                  BALANCE SHEETS - DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                                                                    1996                1995
                                                                              ----------------     --------------

CURRENT ASSETS:
  Cash and cash equivalents                                                 $       3,442,601    $     2,994,130
  Accounts receivable, trade (less allowance for doubtful
   accounts of  $30,000 in 1996 and $15,000 in 1995)                                1,656,515            973,324
  Refundable income taxes                                                             338,200            165,385
  Inventories                                                                         443,680            363,270
  Prepaid expenses                                                                     82,460             46,518
  Deferred income taxes                                                                10,900              6,070
                                                                              ----------------     --------------

     Total current assets                                                           5,974,356          4,548,697
                                                                              ----------------     --------------

PROPERTY AND EQUIPMENT:                                                               863,285            530,089
  Less accumulated depreciation and amortization                                      165,496             84,620
                                                                              ----------------     --------------

                                                                                      697,789            445,469
                                                                              ----------------     --------------
OTHER ASSETS:
  Intangibles (net of accumulated amortization
   of $295,360, 1996; and $189,684, 1995)                                           3,679,057          3,256,143
                                                                              ----------------     --------------

                                                                            $      10,351,202    $     8,250,309
                                                                              ================     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $         273,511    $        96,019
  Accrued expenses                                                                     56,921             35,938
                                                                              ----------------     --------------

     Total current liabilities                                                        330,432            131,957
                                                                              ----------------     --------------

                                                                                      242,200            256,222
DEFERRED INCOME TAXES                                                         ----------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 1,000,000 shares authorized;
   issued and outstanding 0 in 1996 and 1995
  Common stock, $.10 par value; 10,000,000 shares authorized;
   issued and outstanding 2,481,260 in 1996, 2,399,312 in 1995                        248,126            239,931
  Additional paid-in capital                                                        4,651,884          4,639,179
  Retained earnings                                                                 4,878,560          2,983,020
                                                                              ----------------     --------------

                                                                                    9,778,570          7,862,130
                                                                              ----------------     --------------

                                                                            $      10,351,202    $     8,250,309
                                                                              ================     ==============


                       See notes to financial statements.


                                KOALA CORPORATION
                              STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1996 AND 1995






                                                                                           1996               1995
                                                                                      ---------------     --------------

SALES                                                                               $      8,938,282   $      6,537,440

COST OF SALES                                                                              3,241,328          2,551,676
                                                                                      ---------------     --------------

GROSS PROFIT                                                                               5,696,954          3,985,764

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                                              2,892,095          1,543,495
                                                                                      ---------------     --------------

INCOME FROM OPERATIONS                                                                     2,804,859          2,442,269
                                                                                      ---------------     --------------

OTHER INCOME (EXPENSE):
   Interest income                                                                           129,463            109,249
   Relocation expenses                                                                      (288,923)
   Amortization of intangibles                                                              (105,677)           (86,375)
                                                                                      ---------------     --------------

                                                                                            (265,137)            22,874
                                                                                      ---------------     --------------

INCOME BEFORE INCOME TAXES                                                                 2,539,722          2,465,143

PROVISION FOR INCOME TAXES                                                                   644,182            890,447
                                                                                      ---------------     --------------

NET INCOME                                                                          $      1,895,540   $      1,574,696
                                                                                      ===============     ==============



NET INCOME PER SHARE                                                                $            .74     $          .65
                                                                                      ===============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                              2,549,438          2,421,133
                                                                                      ===============     ==============

                       See notes to financial statements.



                                KOALA CORPORATION
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995






                                              Common stock
                                     --------------------------------
                                                                             Additional          Retained
                                         Shares             Amount         Paid-In-Capital       Earnings            Total
                                     ----------------   -------------    ------------------   ----------------   ---------------

Balance, December 31, 1994                  2,399,312  $     239,931  $        4,639,179  $      1,408,324     $  6,287,434

Net income                                                                                       1,574,696        1,574,696
                                     ----------------  -------------  ------------------  ----------------  ---------------

Balance, December 31, 1995                  2,399,312        239,931           4,639,179         2,983,020        7,862,130

Issuance of common stock,
  exercise of options and
  warrants (cashless)                          81,948          8,195              (8,195)                                -

Issuance of 2,200 warrants                                                        20,900                            20,900

Net income                                                                                       1,895,540        1,895,540
                                     ----------------  -------------  ------------------  ----------------  ---------------

Balance, December 31, 1996                  2,481,260  $     248,126  $        4,651,884  $      4,878,560  $     9,778,570
                                     ================  =============  ==================  ================  ===============

                       See notes to financial statements.



                                KOALA CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                           1996               1995
                                                                                      --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $      1,895,540   $      1,574,696
   Adjustments to reconcile net income to cash and cash
     equivalents provided by operating activities:
       Amortization                                                                         105,677             86,375
       Depreciation                                                                          83,148             55,162
       Loss on disposal of property and equipment                                            31,796                332
       Deferred income taxes                                                                (18,852)           115,852

   (Increase) decrease in assets:
      Accounts receivable, trade                                                           (683,191)            16,498
      Refundable income taxes                                                              (172,815)           (81,009)
      Inventories                                                                           (80,410)          (168,641)
      Prepaid expenses                                                                      (35,942)            25,528

   Increase (decrease) in liabilities:
      Accounts payable                                                                      177,492            (40,882)
      Accrued expenses                                                                       20,983             (8,207)
                                                                                      --------------     --------------

      Net cash provided by operating activities                                           1,323,426          1,575,704
                                                                                      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                   (367,264)          (126,183)
   Acquisition of Activities Unlimited                                                     (501,188)
   Acquisition of patents, trademarks & intangibles                                          (6,503)            (3,966)
                                                                                      --------------     --------------

      Net cash used by investing activities                                                (874,955)          (130,149)
                                                                                      --------------     --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   448,471          1,445,555

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,994,130          1,548,575
                                                                                      --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $      3,442,601   $      2,994,130
                                                                                      ==============     ==============

                       See notes to financial statements.


                                KOALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Nature of operations:
           KOALA CORPORATION (a Colorado corporation) develops, designs, manufactures and markets child protection and children's activities products for commercial, institutional, and recreational establishments. Its products include diaper changing stations, child protection seats, infant seat cradles, a children's booster seat and various activity tables and equipment. The child protection products comprise approximately 95% of the Company's revenues. In the normal course of business the Company grants credit to its customers. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

        Relocation:
          The Company completed the relocation of its executive offices from St. Paul, Minnesota to Denver, Colorado during the third quarter of 1996. Total relocation costs were $289,000. The Company also established a new manufacturing relationship with a Denver firm to manufacture and assemble its products. Previously the Company assembled its own products.

        Use of estimates:
          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

        Cash and cash equivalents:
          Cash and cash equivalents include cash on hand, demand deposits, savings accounts, and short-term investments with original maturities of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company's primary bank may be in excess of the FDIC insurance limit. Cash in money market mutual funds is not federally insured. The Company performs periodic evaluations of the relative credit standing of these financial institutions. As of December 31, 1996 and 1995, cash and cash equivalents consisted of the following:

                                                                           1996             1995
                                                                      -------------    -------------

              Cash in primary banking institution                    $      459,364    $     124,836
              Cash in money market mutual funds                           2,983,237        2,869,294
                                                                     --------------    -------------

                                                                     $    3,442,601    $   2,994,130
                                                                     ==============    =============



        Inventories:
           Inventories are stated at the lower of cost (including manufacturing overhead applied to finished goods) or market (first-in, first-out). As of December 31, 1996 and 1995, inventories consisted of the following:

                                                   1996            1995
                                              -------------    ------------

              Raw materials                  $      62,879     $    312,601
              Finished goods                       380,801           50,669
                                             -------------     ------------

                                             $     443,680     $    363,270
                                             =============     ============

        Property and equipment:
           Property and equipment is stated at the lower of depreciated cost or net realizable value. Depreciation and amortization is being provided on the straight-line method over the estimated useful life of the asset. The following is a schedule of estimated useful lives of property and equipment:

              Furniture and fixtures                       7 years
              Shop and office equipment               3 - 10 years
              Leasehold improvements                      40 years

        Intangibles:
           Acquisition intangibles represent the excess of the cost of the companies acquired over the fair value of their net assets at the date of acquisition. Acquisition intangible costs are being amortized using the straight-line method using an estimated useful life of up to 40 years.

           Costs of obtaining patents and trademarks are capitalized and amortized on the straight line basis over 17 years for patents and 20 years for trademarks once approval is granted. Costs are expensed if approval is denied.

        Advertising costs:
           Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the periods ended December 31, 1996 and 1995 was $935,358 and $523,316, respectively. Prepaid advertising costs at December 31, 1996 and 1995 was $44,598 and $42,861, respectively, and consist of costs of advertising which have not taken place.

        Income taxes:
          The Company provides for deferred taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and state and federal income tax purposes. The differences relate primarily to depreciable and amortizable assets, certain accrued expenses and the allowance for uncollectible accounts.

       Net income per share:
          Net income per share of common stock is based upon the weighted average number of shares outstanding and the effect of common shares contingently issuable from stock options and warrants. The exercise of outstanding stock options and warrants would not result in a material dilution of earnings per share.

       Prior year reclassification:
          Certain reclassifications have been made to the prior year amounts to conform with the current year presentation.

2.      COMMITMENTS AND CONTINGENCIES:

        Operating lease:
           The Company has entered into an operating lease for office/production facilities located in Denver, Colorado. The lease term runs through July 31, 2001. The lease calls for monthly base rents of $6,133. The Company is responsible for its share of common building operating costs, payable on a monthly basis.

           The Company also has an operating lease for office facilities in New Orleans, Louisiana. The lease term runs through February 28, 1998. The lease calls for base rents of $1,148. The Company is also responsible for its share of building operating costs.

           Facilities rent expense was $85,146 and $62,777 for the years ended December 31, 1996 and 1995, respectively.

           Total minimum operating lease commitments for the years ending December 31 are as follows:

                       Year Ending December 31,         Amount
                       ------------------------     -------------

                                 1997               $      87,372
                                 1998                      75,892
                                 1999                      73,596
                                 2000                      73,596
                                 2001                      42,931
                                                    -------------

                                                    $     353,387
                                                    =============

        Warranties:
           The Company provides a replacement guarantee for one year from purchase protecting against damage from natural disasters or vandalism subject to a $100 deductible. The Company also provides a five year warranty on parts and labor covering any defects in workmanship. The Company has experienced minimal returns and warranty claims; therefore, as of December 31, 1996 and 1995, no accrual has been made for future claims.

3.      STOCK OPTIONS AND WARRANTS:

        Options:
           The Company adopted a Stock Option Plan (1993 Plan) in August 1993. The 1993 Plan provides that options to purchase up to 100,000 shares of common stock may be granted. The Company adopted a second plan in November 1995 (1995 Plan) which provides that additional options to purchase up to 400,000 shares of common stock may be granted. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The option term varies, as well as the vesting periods, at the discretion of the Board of Directors.

           The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

              Assumption

              Dividend yield                              0.0%
              Risk-free interest rate
                  5 year                                  5.38%
                  2 year                                  5.18%
              Expected life                               2 to 5 years
              Expected volatility                        30.47%

           The Company applies APB Opinion 25 in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for the plan in 1996 and 1995. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been presented as follows:

              Net income                            1996                1995
              ----------                       -------------       -------------

                  As reported                  $   1,895,540       $   1,574,696
                                               =============       =============

                  Pro forma (FASB 123)         $   1,713,373       $   1,490,760
                                               =============       =============

              Primary earnings per share
              --------------------------

                  As reported                  $        .74        $        .65
                                               ============        ============

                  Pro forma (FASB 123)         $        .67        $        .62
                                               ============        ============


           Following is a summary of the status of the plans during 1996 and 1995:

                                           Number of        Weighted Average
                                            Shares           Exercise Price
                                           ---------        ----------------

              Outstanding 12/31/94              20,000    $      5.50

                  Granted - 1995                27,500           5.50
                  Granted - 1995                50,000           9.25
                  Granted - 1995               250,000          11.25
                                         -------------

              Outstanding 12/31/95             347,500          10.18

                  Surrendered - 11/96           (1,068)          5.50
                  Exercised - 11/96             (1,432)          5.50
                  Surrendered - 12/96          (45,715)          8.00
                  Exercised - 12/96            (49,285)          8.00
                                         -------------

              Outstanding 12/31/96             250,000          11.25
                                         =============

           In 1996, 46,783 options were surrendered in cashless exercise; 50,717 shares were issued.

                                                    1996              1995
                                               -------------      -------------

              Options exercisable                     50,000             97,500
                                               =============      =============

              Weighted average fair value
                of options granted during
                the year                       $           0      $       10.46
                                               =============      =============

           A summary of the status of fixed options outstanding at December 31, 1996 is as follows:


                                Outstanding Options                  Exercisable Options
                     ----------------------------------------      ------------------------
                                    Weighted
                                     Average         Weighted                      Weighted
                                    Remaining         Average                      Average
                                   Contractual       Exercise                      Exercise
        Price        Number           Life            Price         Number          Price
     --------------------------------------------------------       ------------------------
     $    9.25      100,000         7 years         $    9.25       20,000         $    9.25
     $   11.25       50,000         7 years         $   11.25       10,000         $   11.25
     $   13.25      100,000         7 years         $   13.25       20,000         $   13.25

          The Company acquired Activities Unlimited in March 1996. A portion of the purchase price is in the form of options to purchase Koala common stock. Options are granted to the sellers of Activities Unlimited based on operations during the first two years following the closing of the acquisition (March, 1997 and 1998). Options to purchase 1,000 shares will be granted for each $25,000 of product line contribution, will be fully vested when granted and will be exercisable at date of grant, expiring 5 years after date of grant. The exercise price will be the fair market value of a share of stock on the date of grant. As of December 31, 1996, no options had been granted under this agreement.

        Warrants:
           The Company granted to the underwriter of its 1993 stock offering, for nominal consideration, warrants to purchase up to 70,000 shares of its stock at $7.20 per share, beginning in October 1994 and expiring in October 1999. In January of 1996 the underwriter exercised the warrants in a cashless transaction, receiving 31,231 shares and surrendering 38,769 warrants.

           The Company acquired the assets of A & B Booster, Inc., in 1994. A portion of the purchase price is in the form of warrants to purchase Koala common stock at $6.50 per share. Warrants are to be issued to the sellers of A & B Booster to purchase 100 shares of common stock per each whole multiple of $10,000 of Booster Buddy sales in each of the three years beginning August 1, 1994, 1995, and 1996. The warrants are exercisable at any time prior to January 1, 1998. As of December 31, 1996 and 1995, there were 3,900 and 1,700 warrants outstanding, respectively.

4.      INCOME TAXES:

        The components of the provision for income tax were:

                                                                                          1996
                                                                      ---------------------------------------------
                                                                        Federal          State           Total
                                                                      ------------    ------------    ------------

           Current tax expense                                       $   600,306     $    62,728     $   663,034
           Deferred tax expense (benefit)                                (15,170)         (3,682)        (18,852)
                                                                     -----------     -----------     -----------

           Provision for income taxes                                $   585,136     $    59,046     $   644,182
                                                                     ===========     ===========     ===========

                                                                                         1995
                                                                     ----------------------------------------------
                                                                       Federal           State           Total
                                                                     ------------     ------------    ------------

           Current tax expense                                        $  700,282     $   74,313        $ 774,595
           Deferred tax expense (benefit)                                122,393         (6,541)         115,852
                                                                      ----------     ----------          -------

           Provision for income taxes                                 $  822,675     $   67,772         $890,447
                                                                      ==========     ==========         ========

         The Company's net deferred tax asset and liability consists of:

                                                                                          1996
                                                                      ---------------------------------------------
                                                                        Federal          State           Total
                                                                      ------------    ------------    ------------

             Deferred income tax benefits (current)                  $     9,850     $     1,050    $    10,900
             Deferred income tax liability (non-current)                (218,850)        (23,350)      (242,200)
                                                                     -----------     -----------    -----------

                                                                     $  (209,000)    $   (22,300)   $  (231,300)
                                                                     ===========     ===========    ===========

                                                                                          1995
                                                                      ---------------------------------------------
                                                                        Federal          State           Total
                                                                      ------------    ------------    ------------

             Deferred income tax benefits (current)                $       4,600    $     1,470     $     6,070
             Deferred income tax liability (non-current)                (228,770)       (27,452)       (256,222)
                                                                   -------------    -----------     -----------

                                                                   $    (224,170)   $   (25,982)    $  (250,152)
                                                                   =============    ===========     ===========

        The effective tax rate differs from the statutory rate as follows:

                                                                           1996                 1995
                                                                     --------------        ---------

           Federal statutory rate                                        34.0%                 34.0%
           State income taxes - net of federal effect                     2.4                   2.5
           Effect of difference in tax basis of goodwill                 (1.5)                 (1.5)
           Cumulative effect of change in estimated
              effective state income tax rate                            (3.3)
           Tax basis of non-qualified stock options exercised            (5.6)
           Miscellaneous tax adjustments                                  (.6)                  1.1
                                                                        -----               -------

           Effective tax rate                                            25.4%                 36.1%
                                                                         ====               =======

5.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Estimated fair value of the Company's financial instruments, none of which are held for trading purposes, is as follows at December 31, 1996 and 1995:

                                                         1996                               1995
                                            -------------------------------     ---------------------------
                                               Carrying           Fair           Carrying            Fair
                                                Amount            Value           Amount             Value
                                               --------           -----          --------            -----

           Cash and cash equivalents          $3,442,601        $3,442,601      $  2,994,130     $  2,994,130

        The carrying value of cash and cash equivalents approximates fair value.

6.      MAJOR SUPPLIERS:

        For the periods ended December 31, 1996 and 1995, the Company purchased a significant amount of component parts from three vendors which accounted for approximately 69% and 64% of the Company's total cost of sales, respectively.

7.      SUPPLEMENTAL CASH FLOW INFORMATION:

                                              1996                 1995
                                        --------------        ---------------

           Interest received            $      129,463         $      109,249
                                        ==============         ==============

           Interest paid                $            0         $            0
                                        ==============         ==============

           Income taxes paid            $      835,849         $      855,604
                                        ==============         ==============


8.      401(k) PLAN:

        Effective January 1997, the Company adopted a 401(k) Plan for the benefit of substantially all of its employees meeting specified eligibility requirements. The Plan permits contributions by the Company but does not require them.

9.      PREFERRED STOCK:

        During 1996 the shareholders voted to amend the Articles of Incorporation to provide for the issuance of 1,000,000 shares of no par value preferred stock. At December 31, 1996, none are outstanding. The Board of Directors is granted authority to determine dividends on the preferred stock.

10.     ACQUISITION OF ACTIVITIES UNLIMITED:

        The Company acquired all of the operating assets of Activities Unlimited, LLC as of March 31, 1996, for $500,000 paid in cash. The Company markets children's recreational and activity products under the Activities Unlimited product line, including commercial-use children's play tables, games, mazes and wall activities.