Form 10QSB
period 1997-03-31
KOALA CORP /CO/
filed 1997-05-15
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended     March 31, 1997
                                             --------------

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT
      For the transition period from ________________ to __________________

                         Commission file number 0-22464
                                                -------

                                KOALA CORPORATION
                                -----------------
                      (Exact name of small business issuer
                          as specified in its charter)

     Colorado                                                  84-1238908
     --------                                                  ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


                   11600 E 53rd Ave. Unit D, Denver, CO 80239
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (303) 574-1000
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                    ---------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes ...X... No......

     The number of shares outstanding of the issuer's common stock, $.10 par value as of May 1, 1997 was 2,481,260 shares.


Transitional Small Business Disclosure Format (Check one):
                               Yes..... No...X...

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

BALANCE SHEETS                                       March 31,      December 31,
                                                       1997             1996
                                                       ----             ----
                    ASSETS                         (Unaudited)
Current Assets
  Cash .....................................       $ 4,155,552       $ 3,442,601
  Accounts receivable, net of allowance
    for doubtful accounts ..................         1,545,647         1,656,515
  Refundable income taxes ..................            46,279           338,200
  Inventory ................................           511,092           443,680
  Prepaid expenses .........................           231,939            82,460
  Deferred income taxes ....................            10,900            10,900
                                                        ------            ------
Total current assets .......................         6,501,409         5,974,356
                                                     ---------         ---------
Equipment, net of accumulated
 depreciation  .............................           849,781           697,789
                                                       -------           -------

Other Assets
  Acquisition intangibles and patents ......         3,652,755         3,679,057
                                                     ---------         ---------

Total other assets .........................         3,652,755         3,679,057
                                                     ---------         ---------
                                                   $11,003,945       $10,351,202
                                                   ===========       ===========


               LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
  Accounts payable .........................       $   407,784       $   273,511
  Accrued expenses .........................            45,001            56,921
  Accrued income taxes .....................              --                --
                                                       -------          --------
Total current liabilities ..................           452,785           330,432
                                                       -------           -------

Long-Term Liabilities ......................              --                --
                                                       -------           -------
Deferred income taxes ......................           242,200           242,200
                                                       -------           -------

Shareholders' Equity
  Preferred stock, no par value,
    authorized 1,000,000 shares; none
    issued and outstanding ................                --                --
  Common stock, $.10 par value,
   authorized 10,000,000 shares;
   issued and outstanding, 2,481,260 ......            248,126           248,126
Additional paid in capital ...............           4,651,884         4,651,884
Retained earnings ........................           5,408,950         4,878,560
                                                     ---------         ---------
Total shareholders' equity .................        10,308,960         9,778,570
                                                    ----------         ---------
                                                   $11,003,945       $10,351,202
                                                   ===========       ===========

KOALA CORPORATION
--------------------------------------------------------------------------------

STATEMENTS OF INCOME
                                                        Three Months Ended
                                                             March 31,
                                                       1997               1996
                                                       ----               ----
                                                  (Unaudited)        (Unaudited)
Net sales ................................       $ 2,251,172        $ 1,870,806
Cost of sales ............................           723,114            722,579
                                                     -------            -------
Gross profit .............................         1,528,058          1,148,227
                                                   ---------          ---------
Selling, general and
administrative expenses ..................           720,786            493,520
                                                     -------            -------
Operating income .........................           807,272            654,707
                                                     -------            -------

Other income .............................            41,352             40,521
Amortization of acquisition
  intangibles and patents ................           (26,313)           (21,612)
                                                     -------            -------
Income before provision
   for income taxes ......................           822,311            673,616
Provision for income taxes ...............           291,921            245,870
                                                     -------            -------
Net income ...............................       $   530,390        $   427,746
                                                 ===========        ===========

Net income per share .....................       $      0.21        $      0.17
                                                 ===========        ===========

Weighted average shares outstanding ......         2,515,088          2,517,171
                                                   =========          =========

KOALA CORPORATION
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
                                                       Three Months Ended
Increase (Decrease) in Cash                                 March 31,
                                                       1997             1996
                                                       ----             ----
                                                   (Unaudited)      (Unaudited)
Cash flows from operating activities:
  Net income ...............................      $   530,390       $   427,746
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation .........................           20,780            17,493
      Amortization .........................           26,313           (21,612)

  Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable ...............          110,868            19,970
         Refundable income taxes ...........          291,921              --
         Inventory .........................          (67,412)          (19,603)
         Prepaid expenses ..................         (149,479)         (108,260)

      Increase (decrease) in liabilities:
         Accounts payable ..................          134,273           (33,536)
         Accrued expenses ..................          (11,920)          (27,945)
         Accrued income taxes ..............             --              57,167
                                                      -------            ------
Net cash provided by operations ............          885,734           311,420
                                                      -------           -------

Cash flows from investing activities:
  Payments for capital expenditures ........         (172,783)          (32,541)

  Acquisition of assets of
    Activities Unlimited, LLC ..............             --            (500,000)
  Payments for patents .....................             --                (260)
                                                      -------              ----
Net cash used in investing activities  .....         (172,783)         (532,801)
                                                     --------          --------



Net increase (decrease) in cash ............          712,951          (221,381)
                                                      -------          --------

Cash at beginning of period ................        3,442,601         2,994,130
                                                    ---------         ---------
Cash at end of period ......................      $ 4,155,552       $ 2,772,749
                                                  ===========       ===========

                                KOALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

1.Description of business:

     The Company develops, designs,  manufactures,  and markets infant and child
protection   products  and  children's   activity   equipment  for   commercial,
institutional and recreational establishments.

2.Unaudited information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's 10-KSB for the year ended December 31, 1996 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

3.Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of March 31, 1997 and December 31, 1996, consists of the following:

                                         March 31, 1997    December 31, 1996
Raw materials and component parts          $ 108,338           $ 62,879
Finished goods ..................            402,754            380,801
                                             --------          --------

                                           $ 511,092           $443,680
                                            ========           ========

4.Earnings per share:

     Net income per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during the period using the treasury stock method. Dilutive common equivalent shares consist of stock options and warrants. Fully diluted and primary earnings per share are the same amounts for all periods presented.

                                KOALA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)


5.Acquisition of Activities Unlimited:

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

                           FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a single product, the Koala Bear Kare(TM) Changing Station, which has generated a substantial amount of the Company's revenues; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; dependence on Mark Betker, its president and chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; its dependence on suppliers for manufacture of its products; currency fluctuations and other risks associated with foreign sales; quarterly fluctuations in revenues, income and overhead expense; and potential products liability risk associated with its existing and future products.



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

     Cost of sales consists of components manufactured for the Company, direct labor and manufacturing overhead incurred by the Company. All components are manufactured by outside vendors. Direct labor and manufacturing overhead relate to the assembly of the products which has historically been performed by Company personnel. In September 1996, the Company sub-contracted out the assembly operations.

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


Results of Operations

Three Months Ended March 31, 1997  Compared to Three Months Ended March 31,1996

     Sales increased 20.3% to $2,251,172 for the first quarter of 1997 compared to $1,870,806 for the first quarter of 1996 The sales and marketing strategy implemented by the Company has resulted in the additional sales revenue for 1997. The Company continued to increase sales and marketing efforts through focused marketing programs, and the addition of sales personnel during 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
- (continued)

     Gross profit for the first quarter of 1997 was $1,528,058 (67.9% of sales) compared with $1,148,227 (61.4% of sales) for the first quarter of 1996. The gross profit percentage for first quarter 1997 is higher than the gross profit achieved for first quarter 1996 of 61.4% due to price reductions achieved in the cost of raw materials and component parts and the change to sub-contracted assembly in September 1996. The Company no longer maintains a manufacturing facility for assembling its products thus reducing overhead costs.

     Selling, general, and administrative expenses increased for the first quarter of 1997 to $720,786 (32.0% of sales) from $493,520 (26.4% of sales) for the same period in 1996. Sales and marketing expenses increased $211,067 for the first quarter of 1997 compared to first quarter of 1996. These cost increases were for various marketing programs, commissions paid to outside sales personnel and salaries of the sales and marketing personnel added in the second half of 1996. These costs were incurred in furtherance of the Company's sales and marketing strategies discussed above.

     General and administrative expenses increased $16,199 for first quarter of 1997 compared to first quarter of 1996. The increases in general and administrative expenses were primarily brought about by the increased sales volume. No single expense category increased a material amount. Because the dollar amount of selling, general and administrative expenses are relatively low, overhead expense patterns, which vary from quarter to quarter, may cause fluctuations in total selling, general, and administrative expenses as a percent of sales. Management expects that these fluctuations will not be significant on an annual basis.

     Net income for the first quarter of 1997 was $530,390 (23.6% of sales) compared with $427,746 (22.9% of sales) for the first quarter of 1996. This represents a 24.0% increase in net income. Earnings per share for the first quarter of 1997 increased 24.1% compared to first quarter 1996. The Company believes that the product cost reductions, the shift to sub-contracted assembly and the investment in new and expanded marketing areas and administrative areas to support increased sales contributed to the improved first quarter 1997 results. Net income rose 24.0% compared to first quarter of 1996 while sales rose 20.3% over that same period.

Liquidity and Capital Resources

     The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for first quarter 1997 and 1996 was $885,734 and 311,420, respectively. The Company intends to utilize this operating cash flow to expand the Company's marketing activities, for product development, and acquisitions of new products and companies as well as for working capital purposes. Working capital as of March 31, 1997 and 1996 was $6,048,624 and $5,643,924, respectively, and cash balances were $4,155,552 and $3,442,601 as of March 31, 1997 and 1996, respectively.

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


KOALA CORPORATION

May 15, 1997             /s/Mark A. Betker
------------             -----------------
Date                     Signature

                         Chairman and Chief Executive Officer
                         Title



May 15, 1997             /s/ Jeffrey L. Vigil
------------             --------------------
Date                     Signature

                         Vice President - Finance and Administration
                         Title