Form 10QSB
period 1997-06-30
KOALA CORP /CO/
filed 1997-08-14
CIK 913285

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997
                                       -------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT
        For the transition period from               to
                                       ------------       -------------

                        Commission file number   0-22464
                                                 -------

                               KOALA CORPORATION
                     ------------------------------------
                     (Exact name of small business issuer
                         as specified in its charter)

       Colorado                                   84-1238908
------------------------------        ---------------------------------
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

                  11600 E 53rd Ave. Unit D, Denver, CO 80239
                  ------------------------------------------
                   (Address of principal executive offices)

                                (303) 574-1000
                               -----------------
                          (Issuer's telephone number)

             ------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value as of August 1, 1997 was 2,481,260 shares.


Transitional Small Business Disclosure Format (Check one):
 Yes.....    No...X...

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOALA CORPORATION

------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                         CONSOLIDATED      DECEMBER 31,
                                                        JUNE 30, 1997          1996
                                                        -------------      -----------
                          ASSETS                         (Unaudited)
CURRENT ASSETS
   Cash                                                 $   253,776        $ 3,442,601
  Accounts receivable, net of allowance
     for doubtful accounts                                2,151,665          1,656,515
  Refundable income taxes                                         0            338,200
  Inventory                                               1,171,450            443,680
  Prepaid expenses                                          304,861             82,460
  Deferred income taxes                                      10,900             10,900
                                                        -----------        -----------
Total current assets                                      3,892,652          5,974,356
                                                        -----------        -----------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                1,107,405            697,789
                                                        -----------        -----------

OTHER ASSETS
  Intangibles and patents, net of accumulated
    amortization                                          8,156,928          3,679,057
                                                        -----------        -----------
Total other assets                                        8,156,928          3,679,057
                                                        -----------        -----------
                                                        $13,156,985        $10,351,202
                                                        ===========        ===========

            LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                      $   772,139        $   273,511
  Accrued expenses                                          535,197             56,921
  Accrued income taxes                                       70,788                  0
                                                        -----------        -----------
Total current liabilities                                 1,378,124            330,432
                                                        -----------        -----------

LONG-TERM LIABILITIES                                             0                  0
                                                        -----------        -----------

DEFERRED INCOME TAXES                                       242,200            242,200
                                                        -----------        -----------

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized 1,000,000
     shares; none issued and outstanding                          0                  0
  Common stock, $.10 par value, authorized 10,000,000
     shares; issued and outstanding 2,481,260               248,126            248,126
  Common stock to be issued, 40,000 shares                    4,000                  0
  Additional paid in capital                              5,247,884          4,651,884
  Retained earnings                                       6,036,651          4,878,560
                                                        -----------        -----------
 Total shareholders' equity                              11,536,661          9,778,570
                                                        -----------        -----------
                                                        $13,156,985        $10,351,202
                                                        ===========        ===========

                See notes to consolidated financial statements

KOALA CORPORATION

-------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME                       CONSOLIDATED                 CONSOLIDATED
                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                   1997           1996           1997           1996
                                               -----------    -----------    -----------    -----------
                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

 NET SALES                                     $ 3,040,822    $ 2,435,219    $ 5,291,994    $ 4,306,025
Cost of sales                                    1,191,429        902,362      1,914,543      1,624,941
                                               -----------    -----------    -----------    -----------
Gross profit                                     1,849,393      1,532,857      3,377,451      2,681,084
                                               -----------    -----------    -----------    -----------

Selling, general and administrative expenses       876,776        696,444      1,597,562      1,189,964

                                               -----------    -----------    -----------    -----------
OPERATING INCOME                                   972,617        836,413      1,779,889      1,491,120
                                               -----------    -----------    -----------    -----------

Other (income) expenses                            (36,875)       (26,438)       (78,227)       (66,959)
Amortization of intangibles and patents             36,313         27,687         62,626         49,299
                                               -----------    -----------    -----------    -----------
Income before provision
   for income taxes                                973,179        835,164      1,795,490      1,508,780
Provision for income taxes                         345,478        304,835        637,399        550,705
                                               -----------    -----------    -----------    -----------
 NET INCOME                                    $   627,701    $   530,329    $ 1,158,091    $   958,075
                                               ===========    ===========    ===========    ===========

 NET INCOME PER SHARE                          $      0.25    $      0.21    $      0.46    $      0.37
                                               ===========    ===========    ===========    ===========

Weighted average shares outstanding              2,520,737      2,577,426      2,517,912      2,574,303
                                               ===========    ===========    ===========    ===========

                See notes to consolidated financial statements

KOALA CORPORATION

------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         SIX MONTHS ENDED
                 INCREASE (DECREASE) IN CASH                                 JUNE 30,
                                                                    1997                  1996
                                                              -----------------    -------------------
                                                                (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $      1,158,091      $         958,075
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                      43,026                 35,484
      Amortization                                                      62,626                 49,299

  Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable, trade                                   (339,663)              (327,101)
         Refundable income taxes                                       338,200                      0
         Inventory                                                    (159,307)              (571,850)
         Prepaid expenses                                             (196,441)              (176,281)
      Increase (decrease) in liabilities:
         Accounts payable                                              359,392                 82,399
         Accrued expenses                                              351,266                (21,951)
         Accrued income taxes                                           70,788                 88,771
                                                              -----------------    -------------------
Net cash provided by operations                                      1,687,978                116,845
                                                              -----------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for capital expenditures                                   (271,433)               (94,118)
  Payments for deposits                                                      0                 (5,791)
  Purchase of Activities Unlimited, LLC                                      0               (500,000)
  Purchase of Delta Play, Ltd., net of cash acquired                (4,592,219)                     0
  Payments for patents and intangibles                                 (13,151)               (15,448)
                                                              -----------------    -------------------
Net cash used by investing activities                               (4,876,803)              (615,357)
                                                              -----------------    -------------------

NET (DECREASE) IN CASH                                              (3,188,825)              (498,512)

Cash at beginning of period                                          3,442,601              2,994,130
                                                              -----------------    -------------------
Cash at end of period                                          $       253,776       $      2,495,618
                                                              =================    ===================

                See notes to consolidated financial statements

                               KOALA CORPORATION
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

1. Description of business and principles of consolidation:

   The Company and its subsidiaries ("the Company") are engaged in developing, designing, manufacturing, and marketing infant and child protection products and children's activity equipment for commercial, institutional and recreational establishments. The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The operations of Delta Play, Ltd. are included in the accompanying financial statements from June 1, 1997, the effective date of its acquisition. See note 6 below.


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

   The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operation for the interim period ended June 30, 1997 are not necessarily indicative of the results for a full year.


3. Inventory:

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of June 30, 1997 and December 31, 1996, consists of the following:

                                        June 30, 1997     December 31, 1996
                                        -------------     -----------------
    Raw materials and component parts     $  676,045          $ 62,879
    Finished goods                           495,405           380,801
                                          ----------          --------

                                          $1,171,450          $443,680
                                          ==========          ========

4. Credit Facility:

   The Company obtained a $2.0 million unsecured line of credit in June, 1997. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates on June 24, 1998. The Company had not utilized the credit facility through June 30, 1997.

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)


5. Earnings per share:

   Net income per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding during the period using the treasury stock method. Dilutive common equivalent shares consist of stock options and warrants. Fully diluted and primary earnings per share are the same amounts for all periods presented.

   In February 1997, the Financial Accounting Standards Boards issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. For the second quarter ended June 30, 1997 and June 30, 1996 and the six months ended on the same dates, the impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

6. Acquisition of Delta Play, Ltd.:

   On June 23, 1997, the Company acquired substantially all of the assets of Delta Play, Ltd.(Delta), a leading provider of custom indoor and outdoor modular play systems based in Vancouver, British Columbia. The acquisition was effective June 1, 1997 and was accounted for as a purchase. Results of operations of Delta were included in the Company's consolidated statements of income beginning on the effective date.

   As initial consideration, the Company paid $4,159,682 cash and will issue 40,000 shares of Koala Corporation common stock valued at $600,000. In addition, costs related to the acquisition of approximately $433,904 were incurred. The purchase agreement also provides for additional consideration in the form of cash payments if certain operating performance criteria are met by Delta over the twelve month period from June 1, 1997 to May 31, 1998. The range of additional consideration is C$900,000 (US$648,000) to C$1,500,000 (US$1,080,000) and if minimum performance is not achieved, no additional consideration will be payable. Any subsequent payment will be allocated to cost in excess of the fair value of assets acquired.

7. Foreign Currency Translation:

   Foreign currency transactions and financial statements of foreign subsidiaries are translated into U.S. dollars at prevailing or current rates respectively, except for revenue, costs and expenses which are translated at average current rates during each reporting period. Gains and losses resulting from foreign currency transactions are included in income currently.

  FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a major product, the Koala Bear Kare(TM) Changing Station, which has generated a substantial amount of the Company's revenues; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate its Delta Play acquisition and any other acquisition that the Company may make and the costs associated with such acquisitions; dependence on Mark Betker, its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the success of its Koala Kids marketing strategy; its dependence on suppliers for manufacture of some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; and potential products liability risk associated with its existing and future products.



  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPONENTS OF REVENUE AND EXPENSES

The Company's revenues are derived primarily from the sale of Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles, and Booster Buddy seats which are sold primarily to commercial, institutional, and recreational facilities such as shopping centers, retail establishments, restaurants, sports and recreational facilities, and other public buildings. In addition, in furtherance of the Company's "Koala Kids" strategy discussed below, the Company acquired certain assets of Activities Unlimited, a developer and distributor of commercial-use children's activities products at the end of first quarter 1996 and Delta Play, Ltd. (Delta), a leading provider of custom indoor and outdoor modular play systems, in June 1997. It is anticipated that revenues from these companies will reduce the Company's dependency on the sale of Baby Changing Stations.

Cost of sales consists of components manufactured for the Company and direct labor and manufacturing overhead incurred by the Company. All major components are manufactured by outside vendors. Direct labor and manufacturing overhead relate to the assembly of the products. In September 1996, the Company sub-contracted out the assembly operations for the Baby Changing Stations, Child Protection Seats and Infant Seat Kradles.

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

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT ACQUISITION

In June 1997, the Company acquired substantially all of the assets of Delta for cash and stock totaling $4,759,682. Based in Vancouver, British Columbia, Delta and its affiliates generated operating income before taxes of approximately $1.1 million (U.S.) on sales of $4.5 million (U.S.) for its fiscal year ended March 31, 1997.

Primary customers for Delta's play systems include family entertainment centers, quick service restaurants, shopping centers and theme parks. Delta's markets are global in nature, with over one-half of sales occurring outside of North America during the fiscal year ended March 31, 1997. The Delta acquisition is intended to add to Koala's expanding umbrella of product lines under its "Koala Kids" marketing strategy. This strategy is intended to allow Koala to target a much broader age group within the commercial child protection and activities market and to help further establish Koala as a leading provider of products that help commercial organizations create "family friendly" atmospheres for their patrons.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Sales increased 25% to $3,040,822 for the second quarter of 1997 compared to $2,435,219 for the second quarter of 1996. Sales from Delta following the Delta acquisition and the sales and marketing strategy implemented by the Company contributed to the additional sales revenue for 1997. The Company continued to increase sales and marketing efforts through focused marketing programs, and the addition of sales personnel during 1997 and 1996.

Gross profit for the second quarter of 1997 was $1,849,393 (61% of sales) compared with $1,532,857 (63% of sales) for the second quarter of 1996. The gross profit percentage for the second quarter 1997 decreased from the gross profit achieved for second quarter 1996 due to lower margins achieved on Delta's sales as well as higher sales to distributors. These gross profit reductions were offset somewhat by gross margin improvements from price reductions achieved in the cost of raw materials and component parts and the change to sub-contracted assembly in September 1996. The Company no longer maintains a manufacturing facility for assembling its Baby Changing Stations, thus reducing overhead costs.

Selling, general, and administrative expenses increased for the second quarter of 1997 to $876,776 (29% of sales) from $696,444 (29% of sales) for the same period in 1996. Sales and marketing expenses increased $263,036 for the second quarter of 1997 compared to second quarter of 1996. These cost increases were due to the higher level of sales, and included costs for various marketing programs, commissions paid to manufacturers sales representatives and salaries of the sales and marketing personnel added in the second quarter of 1997. These costs were incurred in furtherance of the Company's sales and marketing strategies discussed above.

General and administrative expenses decreased $82,704 for the second quarter of 1997 compared to the second quarter of 1996. The decreases in general and administrative expenses were primarily realized from cost reductions obtained by more efficient management of collections, accounting, and investor relations activities.

Because the dollar amount of selling, general and administrative expenses are relatively low, overhead expense patterns, which vary from quarter to quarter, may cause fluctuations in total selling, general, and administrative expenses as a percent of sales. Management expects that these fluctuations will not be significant on an annual basis.

Net income for the second quarter of 1997 was $627,701 (21% of sales) compared with $530,329 (22% of sales) for the second quarter of 1996. This represents an 18% increase in net income. Earnings per share for the second quarter of 1997 increased 19% compared to the second quarter of 1996. The Company believes that the lower margins obtained from Delta's sales and the continued expenditures to expand sales and marketing resulted in net income rising 18% over net income for the second quarter of 1996 while sales rose 25% over that same period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Sales increased 23% to $5,291,994 for the six months ended June 30, 1997 compared to $4,306,025 for the same period of 1996. The increased sales are the result of sales from Delta following the Delta acquisition and continued expenditures made to expand sales and marketing efforts.

Gross profit for the six months ended June 30, 1997 was $3,377,451 (64% of sales) compared with $2,681,084 (62% of sales) in 1996. The Company continued to benefit from efforts to reduce product costs during the first half of 1997. At the same time, the savings from these product cost reductions were re-invested in expansion of dealer/distribution markets which the Company anticipates will result in higher sales volume at lower margins.

Selling, general, and administrative expenses for the six months ended June 30, 1997 increased to $1,597,562 (30% of sales) from $1,189,964 (28% of sales) for the same period in 1996. Sales and marketing expenses increased by $400,984 for the six months ended June 30, 1997. This increase is directly attributable to the growth in sales over this period as well as the continued expansion of new sales and marketing strategies.

General and administrative expenses increased $6,614 for the six months ended June 30, 1997 compared to 1996. As noted above, the relatively small increase in general and administrative expense compared to the sales increase was primarily realized from cost reductions obtained by more efficient management of collections, accounting, and investor relations activities.

Net income for the six months ended June 30, 1997 was $1,158,091 (22% of sales) compared with $958,075 (22% of sales) for 1996. This represents a 21% increase in net income. Earnings per share for the six months ended June 30, 1997 increased 24% to $0.46 per share compared to $0.37 per share for the six months ended June 30, 1997. The percentage increase in earnings per share was higher than the percentage increase in net income primarily as a result of a decrease in common stock equivalents of 56,391 shares.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for the six months ended June 30, 1997 and 1996 was $1,687,978 and $116,845, respectively. Working capital as of June 30, 1997 and December 31, 1996 was $2,514,528 and $5,643,924,
respectively, and cash balances were $253,776 and $3,442,601 for the same periods, respectively.

The Company has historically utilized the operating cash flow to expand the Company's marketing activities, for product development, and acquisitions of new products and companies as well as for working capital purposes. As discussed above, in June 1997 the Company utilized $4,159,682 in cash generated during the first six months of 1997 and existing cash reserves to purchase certain assets of Delta.

In anticipation of the impact of this acquisition on cash reserves and working capital, the Company obtained a $2.0 million line of credit from a bank. Management expects to utilize the credit facility periodically for short-term working capital needs and for short-term financing of future acquisitions. The interest rate on amounts borrowed under the line of credit ranges from LIBOR plus 2.25% to LIBOR plus 2.75%. There were no borrowings under the line of credit as of June 30, 1997.

The Company uses United Parcel Service (UPS) to ship a significant amount of products ordered by its customers. On August 4, 1997, UPS employees belonging to the Teamsters Union began a nationwide work stoppage. If the work stoppage is prolonged, it could have an impact on the Company's cash flow from operations. The Company will utilize the line of credit to supplement any short-term cash requirements.

                          PART II - OTHER INFORMATION

ITEM 1 - 3.  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    On May 30, 1997, the Company held its Annual Meeting of Shareholders. At such meeting, the Company's shareholders ( i ) elected five directors to serve until the Company's next annual meeting and ( ii ) approved the appointment of Ernst & Young LLP to serve as the Company's independent auditors. The number of votes cast in matters is set forth below:

Election of Directors


                                         VOTES AGAINST OR                           BROKER
NAME                    VOTES FOR             WITHHELD          ABSTENTIONS        NON-VOTES
----                    ---------        ----------------       -----------        ---------

Mark A. Betker          2,299,524              2,500                 0                 0

Michael C. Franson      2,299,524              2,500                 0                 0

Thomas W. Gamel         2,299,524              2,500                 0                 0

John T. Pfannenstein    2,299,524              2,500                 0                 0

Ellen S. Robinson       2,299,524              2,500                 0                 0



Approval of Appointment of Ernst & Young LLP


    Votes For     Votes Against or Withheld     Abstentions     Broker Non-Votes
    ----------------------------------------------------------------------------

    2,293,782               3,200                  5,042                 0


ITEM 5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

                Exhibit 10.1 Revolving Credit Agreement dated June 24, 1997, by and between the Company and Colorado National Bank.

                Exhibit 27      Financial Data Schedule

         (b)  Reports on Form 8-K

              On April 30, 1997, the Company filed a Form 8-K to report a change in the Company's certifying accountant which was effective as of April 24, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

August 13, 1997                   /s/ Mark A. Betker
----------------                  ----------------------------------------------
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)


August 13, 1997                   /s/ Jeffrey L. Vigil
----------------                  ----------------------------------------------
                                  Vice President Finance and Administration
                                  (Principal Financial and Accounting Officer)