Form 10QSB
period 1997-09-30
KOALA CORP /CO/
filed 1997-11-13
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     September 30, 1997

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
            For the transition period from __________ to ____________

                         Commission file number 0-22464
                                                -------

                                KOALA CORPORATION
                                -----------------
                      (Exact name of small business issuer
                          as specified in its charter)

         Colorado                                      84-1238908
         --------                                      ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                   11600 E 53rd Ave. Unit D, Denver, CO 80239
                   ------------------------------------------
                    (Address of principal executive offices)
                                 (303) 574-1000
                                 --------------
                           (Issuer's telephone number)
                 ______________________________________________
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value as of September 30, 1997 was 2,525,328 shares.


Transitional Small Business Disclosure Format (Check one):
   Yes.....    No...X...

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                                                          September 30,  December 31,
                                                                              1997           1996
                                                                          -------------  ------------
                     ASSETS                                                (Unaudited)

Current Assets
  Cash .................................................................   $   637,591   $ 3,442,601
  Accounts receivable, net of allowance
     for doubtful accounts .............................................     2,417,495     1,656,515
  Refundable income taxes ..............................................             0       338,200
  Inventory ............................................................     1,010,028       443,680
  Prepaid expenses .....................................................       503,703        82,460
  Deferred income taxes ................................................        10,900        10,900
                                                                           -----------   -----------
Total current assets ...................................................     4,579,717     5,974,356
                                                                           -----------   -----------

Equipment, net of accumulated depreciation .............................     1,191,280       697,789
                                                                           -----------   -----------

Other Assets
  Intangibles and patents, net of accumulated
    amortization .......................................................     8,102,735     3,679,057
                                                                           -----------   -----------
Total other assets .....................................................     8,102,735     3,679,057
                                                                           -----------   -----------
                                                                           $13,873,732   $10,351,202
                                                                           ===========   ===========

       LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
  Accounts payable .....................................................   $ 1,121,575   $   273,511
  Accrued expenses .....................................................        60,670        56,921
  Accrued income taxes .................................................       213,937             0
                                                                           -----------   -----------
Total current liabilities ..............................................     1,396,182       330,432
                                                                           -----------   -----------

Long-Term Liabilities ..................................................             0             0
                                                                           -----------   -----------

Deferred Income Taxes ..................................................       242,200       242,200
                                                                           -----------   -----------

Shareholders' Equity
  Preferred stock, no par value, authorized 1,000,000
     shares; none issued and outstanding ...............................             0             0
  Common stock, $.10 par value, authorized 10,000,000 ------------------          --
     shares; issued and outstanding 2,525,328 ..........................       252,533       248,126
  Additional paid in capital ...........................................     5,278,340     4,651,884
  Retained earnings ....................................................     6,704,477     4,878,560
                                                                           -----------   -----------
 Total shareholders' equity ............................................    12,235,350     9,778,570
                                                                           -----------   -----------
                                                                           $13,873,732   $10,351,202
                                                                           ===========   ===========

                     See notes to consolidated financial statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
                                                   Three Months Ended           Nine Months Ended
                                                     September 30,                 September 30,
                                                   1997           1996          1997           1996
                                               -----------    -----------    -----------   -----------
                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
 Net Sales .................................   $ 4,048,932    $ 2,433,048    $ 9,340,926    $ 6,739,073
Cost of sales ..............................     1,700,986        894,253      3,615,529      2,519,194
                                               -----------    -----------    -----------    -----------
Gross profit ...............................     2,347,946      1,538,795      5,725,397      4,219,879
                                               -----------    -----------    -----------    -----------

Selling, general and administrative expenses     1,260,246        681,308      2,857,808      1,871,272

                                               -----------    -----------    -----------    -----------
Operating Income ...........................     1,087,700        857,487      2,867,589      2,348,607
                                               -----------    -----------    -----------    -----------

Other (income) expenses ....................       (19,314)       (47,014)       (97,541)      (113,973)
Amortization of intangibles and patents ....        71,625         27,900        134,251         77,199
                                               -----------    -----------    -----------    -----------
Income before provision
   for income taxes ........................     1,035,389        876,601      2,830,879      2,385,381
Provision for income taxes .................       367,563        319,959      1,004,962        870,664
                                               -----------    -----------    -----------    -----------
 Net Income ................................   $   667,826    $   556,642    $ 1,825,917    $ 1,514,717
                                               ===========    ===========    ===========    ===========

 Net Income per Share ......................   $      0.26    $      0.22    $      0.72    $      0.59
                                               ===========    ===========    ===========    ===========

Weighted average shares outstanding ........     2,607,061      2,571,490      2,547,628      2,569,408
                                               ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Nine Months Ended
            Increase (Decrease) in Cash                        September 30,
                                                           1997           1996
                                                      -------------   ------------
                                                        (Unaudited)    (Unaudited)

Cash flows from operating activities:
  Net income .......................................   $ 1,825,917    $ 1,514,717
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation .................................        92,287         55,584
      Amortization .................................       134,251         77,199

  Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable, trade ................      (604,481)      (545,266)
         Refundable income taxes ...................       338,200              0
         Inventory .................................         2,115       (636,114)
         Prepaid expenses ..........................      (395,283)      (318,021)
      Increase (decrease) in liabilities:
         Accounts payable ..........................       706,829         54,549
         Accrued expenses ..........................      (102,742)       (24,811)
         Accrued income taxes ......................       213,937        169,430
                                                       -----------    -----------
Net cash provided by operations ....................     2,211,030        347,267
                                                       -----------    -----------

Cash flows from investing activities:
  Payments for capital expenditures ................      (401,124)      (272,907)
  Payments for deposits ............................             0         (9,895)
  Purchase of Activities Unlimited, LLC ............             0       (500,000)
  Purchase of Delta Play, Ltd., net of cash acquired    (4,594,455)             0
  Payments for patents and intangibles .............       (20,461)       (15,448)
                                                       -----------    -----------
Net cash used by investing activities ..............    (5,016,040)      (798,250)
                                                       -----------    -----------

Net (decrease) in cash .............................    (2,805,010)      (450,983)

Cash at beginning of period ........................     3,442,601      2,994,130
                                                       ===========    ===========
Cash at end of period ..............................   $   637,591    $ 2,543,147
                                                       ===========    ===========

                     See notes to consolidated financial statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

1.   Description of business and principles of consolidation:

     Koala Corporation and its subsidiaries (the "Company") is engaged in developing, designing, distributing, and marketing infant and child protection products and children's activity equipment for commercial, institutional and recreational establishments. The consolidated financial statements include the accounts of Koala Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The operations of Delta Play, Ltd. are included in the accompanying financial statements from June 1, 1997, the effective date of its acquisition. See note 6 below.


2. Unaudited information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB should refer to the Company's 10-KSB for the year ended December 31, 1996 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results for a full year.


3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of September 30, 1997 and December 31, 1996, consists of the following:

                                                     September 30, 1997          December 31, 1996
                                                      ------------------         -----------------
         Raw materials and component parts                $   572,133            $       62,879
         Finished goods                                       437,895                   380,801
                                                          ------------              ------------

                                                           $1,010,028            $      443,680
                                                           ==========              ============

4.  Credit Facility:

     The Company obtained a $2.0 million unsecured line of credit in June 1997. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates on June 24, 1998. There were no amounts outstanding under the credit facility as of September 30, 1997.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

     In February 1997, the Financial Accounting Standards Boards issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. For the three months ended September 30, 1997 and September 30, 1996 and the nine months ended on the same dates, the impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

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

     As initial consideration, the Company paid $4,180,609 cash and issued 40,000 shares of Koala Corporation common stock valued at $600,000. In addition, costs related to the acquisition of approximately $446,076 were incurred. The purchase agreement also provides for additional consideration in the form of cash payments if certain operating performance criteria are met by Delta over the twelve-month period from June 1, 1997 to May 31, 1998. The range of additional consideration is C$900,000 (US$648,000) to C$1,500,000 (US$1,080,000). If minimum performance is not achieved, no additional consideration will be payable. Any subsequent payment will be allocated to cost in excess of the fair value of assets acquired.

     The pro forma  unaudited  results of  operations  for the nine months ended
     September 30, 1996 and 1997, assuming consummation of the purchase as of January 1, 1996 and 1997, are as follows:

                                    Nine Months Ended September 30
                                    ------------------------------
                                          1997           1996
                                          ----           ----

                Net sales ..........   $11,119,400   $ 9,650,900
                Net income .........     1,929,200     1,637,276
                Net income per share          0.74          0.63

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a major product, the Koala Bear Kare(TM) Baby Changing Station, which has generated a substantial amount of the Company's revenues; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate its Delta Play acquisition and any other acquisition that the Company may make and the costs associated with such acquisitions; dependence on Mark Betker, its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the success of its Koala Kids marketing strategy; its dependence on suppliers for manufacture of some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; and potential products liability risk associated with its existing and future products.



     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Components of Revenue and Expenses

The Company's revenues are derived primarily from the sale of Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles, and Booster Buddy seats which are sold primarily to commercial, institutional, and recreational facilities such as shopping centers, retail establishments, restaurants, sports and recreational facilities, and other public buildings. In addition, in furtherance of the Company's "Koala Kids" strategy discussed below, the Company acquired certain assets of Activities Unlimited, a developer and distributor of commercial-use children's activities products at the end of first quarter 1996 and Delta Play, Ltd. ("Delta"), a leading provider of custom indoor and outdoor modular play systems, in June 1997. It is anticipated that revenues from these companies will reduce the Company's dependency on the sale of Baby Changing Stations.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Acquisition

In June 1997, the Company acquired substantially all of the assets of Delta for cash and stock totaling $4,780,609. Based in Vancouver, British Columbia, Delta and its affiliates generated operating income before taxes of approximately $1.1 million (U.S.) on sales of $4.5 million (U.S.)
for its fiscal year ended March 31, 1997.

Primary customers for Delta's play systems include family entertainment centers, quick service restaurants, shopping centers and theme parks. Delta's markets are global in nature, with over one-half of sales occurring outside of North America during the fiscal year ended March 31, 1997. The Delta acquisition is intended to add to the Company's expanding umbrella of product lines under its "Koala Kids" marketing strategy. This strategy is intended to allow the Company to target a much broader age group within the commercial child protection and activities market and to help further establish the Company as a leading provider of products that help commercial organizations create "family friendly" atmospheres for their patrons.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Sales increased 66% to $ 4,048,932 for the third quarter of 1997 compared to $2,433,048 for the third quarter of 1996. The majority of the sales revenue increase resulted from sales by Delta, reflecting the first full quarter of operating activities since the Delta acquisition. In addition, the sales and marketing strategy implemented by the Company for the Koala product lines contributed to the additional sales revenue for 1997. The Company continued to increase sales and marketing efforts through focused marketing programs, and the addition of sales personnel during 1997 and 1996.

Gross profit for the third quarter of 1997 was $2,347,946 (58% of sales) compared with $1,538,795 (63% of sales) for the third quarter of 1996. The gross profit percentage for the third quarter 1997 decreased from the gross profit achieved for third quarter 1996 primarily because of the lower margins achieved on Delta's sales along with higher sales of Koala products to distributors at reduced margins. These gross profit reductions were offset somewhat by gross margin improvements from price reductions achieved in the cost of raw materials and component parts and the change to sub-contracted assembly in September 1996.

Selling, general and administrative expense increased for the third quarter of 1997 to $1,260,246 (31% of sales) from $681,308 (28% of sales) for the same period in 1996. Sales and marketing expense increased $536,234 for the third quarter of 1997 compared to third quarter of 1996. These cost increases were due to the inclusion of Delta and the higher level of sales achieved and included costs for various marketing programs, commissions paid to manufacturers sales representatives and salaries of the sales and marketing personnel added in the third quarter of 1997. These costs were incurred in furtherance of the Company's sales and marketing strategies discussed above.

General and administrative expense increased $42,704 for the third quarter of 1997 compared to the third quarter of 1996. The increase in general and administrative expense was primarily the result of the addition of a General Manager to Koala's administrative staff as well as Controllers at both Koala and Delta. These cost increases were offset by cost reductions obtained by more efficient management of collections, accounting, and investor relations activities.

Net income for the third quarter of 1997 was $667,826 (16% of sales) compared with $556,642 (23% of sales) for the third quarter of 1996. This represents a 20% increase in net income. The lower margins obtained from Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share for the third quarter of 1997 increased 18% compared to the third quarter of 1996. The percentage increase in net income per share was lower than the percentage increase in net income primarily as a result of an increase in common stock equivalents of 35,571 shares.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Sales increased 39% to $9,340,926 for the nine months ended September 30, 1997 compared to $6,739,073 for the same period of 1996. The increased sales were equally provided by sales from Delta for the four months following the Delta acquisition and the results from continued expenditures made to expand sales and marketing efforts of Koala products.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996 (continued)

Gross profit for the nine months ended September 30, 1997 was $5,725,397 (61% of sales) compared with $4,219,879 (63% of sales) in 1996. The gross profit percentage for the nine months in 1997 was lower than the 1996 period due primarily to the lower margins achieved from Delta's sales as well as higher sales of Koala products to distributors at reduced margins. The Company continued to benefit from efforts to reduce product costs during 1997. At the same time, the savings from these product cost reductions were re-invested in expansion of dealer/distribution markets which the Company anticipates will result in higher sales volume.

Selling, general and administrative expenses for the nine months ended September 30, 1997 increased to $2,857,808 (31% of sales) from $1,871,272 (28% of sales)
for the same period in 1996. Sales and marketing expenses increased by $891,979 for the nine months ended September 30, 1997. This increase is directly attributable to the inclusion of Delta and the growth in sales over this period as well as the continued expansion of new sales and marketing strategies.

General and administrative expenses increased $94,557 for the nine months ended September 30, 1997 compared to 1996. As noted above, the relatively small increase in general and administrative expense compared to the sales increase was primarily the result of the inclusion of Delta and from cost reductions obtained by more efficient management of collections, accounting, and investor relations activities.

Net income for the nine months ended September 30, 1997 was $1,825,917 (20% of sales) compared with $1,514,717 (22% of sales) for 1996. This represents a 21% increase in net income. The lower margins obtained from Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share for the nine months ended September 30, 1997 increased 22% to $0.72 per share compared to $0.59 per share for the nine months ended September 30, 1997. The percentage increase in net income per share was higher than the percentage increase in net income primarily as a result of a decrease in common stock equivalents of 21,780 shares.

Liquidity and Capital Resources

The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 1997 and 1996 was $2,211,030 and $347,267, respectively. Working capital as of September 30, 1997 and December 31, 1996 was $3,183,535 and $5,643,924, respectively, and cash balances were $637,591 and $3,442,601 for the same periods, respectively.

The Company has historically utilized its operating cash flow to expand the Company's marketing activities, for product development, and acquisitions of new products and companies as well as for working capital purposes. As discussed above, in June 1997 the Company utilized $4,180,609 in cash generated during the first six months of 1997 and existing cash reserves to purchase certain assets of Delta. This is the principal reason for the decrease in working capital and cash balances at September 30, 1997.

In anticipation of the impact of the Delta acquisition on cash reserves and working capital, the Company obtained a $2.0 million line of credit from a bank. Management expects to utilize the credit facility periodically for short-term working capital needs and for short-term financing of future acquisitions. The interest rate on amounts borrowed under the line of credit ranges from LIBOR plus 2.25% to LIBOR plus 2.75%. There were no borrowings against the line of credit as of September 30, 1997.

                           PART II - OTHER INFORMATION

Item 1 - 5.  None

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

         (a)   Exhibits

                  Exhibit 27        Financial Data Schedule

         (b)   Reports on Form 8-K

               On July 8, 1997, the Company filed a Form 8-K to report the acquisition of Delta Play, Ltd. The Company filed Form 8-K/A on September 8, 1997 as an amendment to the July 8, 1997 8-K.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

November 13, 1997                /s/Mark A. Betker
-----------------                -----------------
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)


November 13, 1997                /s/Jeffrey L. Vigil
-----------------                -------------------
                                 Vice President Finance and Administration
                                 (Principal Financial and Accounting Officer)