Form 10KSB
period 1997-12-31
KOALA CORP /CO/
filed 1998-03-27
CIK 913285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

  X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number: 0-22464

                                KOALA CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                          84-1238908
           --------                                          ----------
(State of Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


                       5031 South Ulster Street, Suite 300
                             Denver, Colorado 80237
                    (Address of Principal Executive Offices)

                                 (303) 770-3500
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

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

State the issuer's revenues for its most recent fiscal year:  $13,621,292

As of February 27, 1998, the aggregate market value of the voting stock held by nonaffiliates of the issuer computed by reference to the last quoted price at which such stock sold on such date as reported by the NASDAQ National Market System was approximately $23,391,558.

As of February 27, 1998, there were outstanding 2,527,362 shares of the issuer's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a major product, the Koala Bear Kare(R) Baby Changing Station, which has generated a substantial amount of the Company's revenues; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate its Delta Play acquisition and any other acquisition that the Company may make and the costs associated with such acquisitions; dependence on Mark Betker, its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the success of its Koala Kare marketing strategy; its dependence on suppliers for manufacture of some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; and potential products liability risk associated with its existing and future products.


GENERAL

The Company is an integrated provider of children's protection and activity products targeted at commercial organizations seeking to create "family friendly" atmospheres for their patrons and customers. As more parents are taking their children with them on business and recreational outings, commercial businesses have recognized the value of attracting these customers by offering the Company's products. The Company's protection and activity products are designed to assist parents in commercial environments with children ranging in age from newborn infants to ten years old.

The Company is a leading producer of infant diaper changing stations and other commercial childcare, child protection and activity products. The Company markets its products under the Koala Bear Kare(R) name. The Company effectively created the market for diaper changing stations. The Koala Bear Kare(R) Baby Changing Station, introduced in 1987, is installed in approximately 300,000 public restrooms across the United States and in more than 50 countries.

The market for the Company's products has developed as a result of a number of factors, including the steady birthrate of children. As the number of "baby boom" children of childbearing age grew, the trend toward dining away from home with children and the increased emphasis by retail stores, sports facilities, restaurants and other public facilities on marketing based upon customer service rather than only upon product and price. The Koala Bear Kare(R) Baby Changing Station is perceived as an affordable method for such enterprises to differentiate themselves from their competitors. The Company believes, based in large part on its success in marketing the Baby Changing Station, and in turn on the success of its commercial, institutional and recreational purchasers in using the product to enhance their own image, that the customers and visitors of such establishments have increasingly come to expect diaper changing stations as a matter of course.

In August 1996, the Company relocated its offices and employees from St. Paul, Minnesota to Denver, Colorado and established a new manufacturing relationship with a Denver firm to manufacture and assemble its child protection products. Previously, the Company assembled its own products. The location of the Company's offices near the contract manufacturing operation is an important factor in maintaining the Company's high quality standards and minimizing product costs.


BUSINESS STRATEGY

The Company believes that the Koala Bear Kare(R) Baby Changing Station and its other products have strong brand name recognition. The Company's business strategy is to capitalize on its strong brand name recognition through maximizing the market penetration for its Baby Changing Station and development of new products and to leverage its distribution channels by acquisition of complementary products. This strategy will also ensure that the Company`s dependence on revenues from the Baby Changing Stations will be reduced. The following are the key elements of the Company's strategy:

         MAXIMIZE MARKET PENETRATION OF THE BABY CHANGING STATION AND OTHER CHILD PROTECTION PRODUCTS. Since its October 1993 initial public offering, the Company has expanded marketing efforts related to its Baby Changing Station and other child protection products. The Company has increased its presence at trade shows and has expanded its advertising in trade journals, particularly in more focused market segments and geographical areas. It has expanded its marketing nationwide and internationally through the creation of a distributor and dealer network. The Company also is marketing its products to national accounts such as restaurant chains and franchises and child care centers, as well as other appropriate end-users. The Company also has increased its use of direct marketing techniques to sell to customers that would not be reached by trade shows, journals and distributors.

         EMPHASIZE PRODUCT ENHANCEMENT AND NEW PRODUCT DEVELOPMENT. The Company has an active product development and enhancement program and continually seeks to improve its products and create complementary products.

         ACQUIRE COMPLEMENTARY PRODUCTS. The Company intends to continue the acquisition of new products which it believes it can market to its target market and dealer network. In August 1994, the Company acquired molds and intellectual property rights associated with Booster Buddy(R) booster seats, which are specially designed and engineered for use by children in movie theaters, auditoriums and similar settings. In March 1996, the Company acquired certain assets of Activities Unlimited, a privately held developer and distributor of commercial-use waiting room and educational activity equipment for children. In June 1997, the Company acquired Delta Play, Ltd. ("Delta"), a Vancouver, British Columbia-based provider of custom themed indoor and outdoor modular children's play equipment. Primary customers of Delta include family entertainment centers, fast food outlets and shopping malls.

PRODUCTS

The Company and its subsidiaries operate in one industry segment consisting of manufacturing, marketing, selling and distribution of children's protection products, activity products and equipment to commercial businesses. The Company's umbrella of products can be broadly categorized as child protection and care products, child activity products and soft modular play equipment.

Child Protection and Care Products. The Company currently markets the following products in this category: the Koala Bear Kare(R) Baby Changing Station, the Koala Bear Kare(R) Child Protection Seat, the Koala Bear Kare(R) Infant Seat Kradle, the Booster Buddy(R) booster seat and the Koala Bear Kare(R) Highchair. The Company also markets disposable sanitary paper liners to be used with its Baby Changing Stations.

All of these products, except for the Infant Seat Kradle and the sanitary paper liners, are constructed out of durable polyethylene plastic and are highly resistant to accidental damage or vandalism. The Infant Seat Kradle consists of a metal frame with a nylon mesh cradle.

Child Activity Products and Systems. The Company markets the following children's activity products: Koala Bear Kare(R) Block and Maze Activity Table, Koala Bear Kare(R) Wonder Wall, Koala Bear Kare(R) Activity Center Carpet and other manipulative accessories. These products are designed for use in commercial waiting areas of businesses such as auto dealers, retail stores and professional services. These products are solidly constructed to withstand heavy use and include hygienic maintenance features. These products are sold individually or are included in the Koala Kare(R) System. The Koala Kare System(R) combines selected activity products with interactive video machines and other interactive products to create a children's activity setting at the commercial business which allows the parent to shop while their children are supervised in a safe, clean and child-friendly environment.

Child Modular Play Equipment. The Company markets custom themed indoor and outdoor modular play equipment. These play systems include traditional modular designed units with tunnels, walkways, ladders and ball pits. In addition, the Company creates and produces custom designs that utilize these traditional components in a themed environment, such as a pirate's ship or jungle tree house. These products are designed for use in family entertainment centers, fast food outlets and shopping malls. The play systems are permanently installed and are constructed to meet or exceed recognized safety standards.

MANUFACTURING

Child Protection and Care Products. A Denver-based plastic supplier manufactures both the vertical and horizontal models of the Koala Bear Kare(R) Baby Changing Station and Child Protection Seat. Components are blow-molded to the Company's specifications, assembled and delivered to the Company. Prior to August 1996, the Company assembled the products. The Company owns all molds used in the manufacturing process. The Company currently uses two plastics suppliers and believes that alternative sources of supply are available if necessary.

The Koala Bear Kare(R) Infant Seat Kradle, the Koala Bear Kare(R) Highchair and the Booster Buddy(R) booster seat are currently manufactured for the Company by outside jobbers. The Company believes that other third-party manufacturers are readily available for these products.

A major manufacturer of paper products manufactures the bed liners used with the Company's Baby Changing Station to the Company's specifications.

Child Activity Products. An independent manufacturer located in Denver manufactures most of these products to the Company's specifications. Some products are purchased from other outside vendors. The Company believes that alternative sources of supply are available if necessary.

Child Modular Play Equipment. Components for these systems are either manufactured to the Company's specifications or purchased from outside vendors. The Company fabricates certain metal and fiberglass components at its plant located near Vancouver, British Columbia, Canada. These components are then assembled by the Company at the plant. The Company owns the majority of the molds used in the manufacture of specialized components and the Company believes there are alternative sources of supply for the manufacture of these components.

The Company performs all administrative functions including order processing, credit and collection, accounting, inventory control and shipping from the Company's facilities in Denver, Colorado and Vancouver, British Columbia, Canada, except for container size orders of child protection products, which are shipped directly from the manufacturers plant in Colorado.


SALES AND MARKETING

Child Protection and Care Products. The Company markets the Baby Changing Station and the other child protection products to commercial, institutional and recreational establishments such as restaurants, shopping centers, retail stores and other facilities with public restrooms, as a means of helping these establishments enhance their image with customers and visitors by providing facilities for changing diapers.

The United States Department of Justice estimates that there are over 5,000,000 private establishments which constitute public accommodations such as restaurants, retail stores and shopping centers, many of which are potential purchasers of the Company's products. The Company has not estimated the number of restrooms in such facilities. This estimate does not include commercial, government, or religious facilities such as office buildings, factories, churches, or government buildings, some of which are also potential purchasers.

The Company emphasizes the ability of a business that purchases its child protection and care products to differentiate themselves from their competitors by providing an added level of service to their customers and visitors. Since the Company began marketing its Baby Changing Station, the expectations of such purchasers' customers and visitors have evolved such that the presence of a diaper changing station like the Koala Bear Kare(R) Baby Changing Station has now increasingly come to be expected and those establishments without diaper changing stations are perceived as lacking a necessary service. Therefore, the Company believes that its Baby Changing Station provides purchasers with a competitive advantage over their competition who do not offer such a service.

The Company believes that it has achieved widespread brand name recognition of its products, and its "Koala Bear Kare(R)" trademarks have been important in marketing the Company's products. Each of the Company's products marketed under this trademark prominently displays a blue and white sticker with one of the Company's trademarks.

The Company's products are represented in all 50 states with higher sales concentrations in more heavily populated states. The Company also markets its products in foreign countries and estimates that approximately 83 percent of sales during the most recent year were domestic and 17 percent were foreign.

The Company's marketing strategy has consisted primarily of advertising in trade journals, attendance and display at various trade shows, and other direct marketing techniques. The Company believes it has been successful in maintaining a high profile and obtaining as much publicity as possible by providing members of the press, particularly those affiliated with appropriate trade journals and those attending trade shows where the Company displays its products, with packages of information consisting of prior articles, brochures and descriptions, and other marketing material. The Company has increased its marketing budget, in an effort to increase sales of its products to a wider target market. The Company also has increased its use of direct sales techniques to sell to customers that would not be reached by trade shows, journals and distributors.

Historically, most sales have been generated by trade journal advertising, trade show attendance or direct marketing techniques with little or no direct solicitation by the Company or its dealers. Although the Company has appointed dealers to sell the Company's products, most dealers are not granted any exclusive rights for products or territory. Dealer sales have accounted for a minority of the Company's domestic sales and a majority of the Company's foreign sales. In 1997, the Company increased its emphasis on domestic dealer sales, adding more than 200 new manufacturers sales agents and over 800 new distributors.

The Company intends to continue its marketing efforts aimed at trade journal advertising, trade show attendance, and direct mailings. The Company plans to focus on more defined market segments and geographic regions. The Company intends to continue to increase sales to distributors, especially those with defined markets. In addition, the Company plans to continue its focus on national accounts.

Child Activity Products. The Company markets these products domestically primarily through direct sales to commercial customers using various marketing techniques. The Company also markets directly to national accounts. International sales are through dealers. These products are marketed and sold in conjunction with the Company's child protection and care products.

Child Modular Play Equipment. The Company markets and sells its custom indoor and outdoor modular play equipment through the use of trade journal advertising, trade show attendance and manufacturer's sales agents. To enhance the sale of its units, the Company utilizes design engineers to provide unique themed designs to the customer.


COMPETITION

Child Protection and Care Products. The Company plans to expand this product area through the attraction of additional dealers and through acquisition of complementary products. The Company is not aware of any other companies marketing diaper changing stations intended for the commercial market that have a greater market share than the Company. The Company is aware of five other companies, two based in Minnesota, one based in Ohio, one based in Illinois and one based in New Jersey, marketing products that directly compete with the Company's Koala Bear Kare(R) Baby Changing Station and Child Protection Seat. The Company believes that each of such competitors has a substantially smaller market share than the Company. The Company competes with such competitors based principally on the basis of brand name recognition, price, quality and customer service. The Company believes that its Koala Bear Kare(R) products have brand name recognition that provides the Company with a significant competitive advantage.

In 1996, a large manufacturer of consumer products, commenced marketing of products that compete with the Company's Baby Changing Stations. Although this competitor has not materially affected the Company to date, it has substantially greater financial and marketing resources than the Company. There are a number of well-known manufacturers of consumer child safety equipment, furniture and other juvenile products which are substantially larger and better financed than the Company. Such companies have not introduced or marketed products directly competing with the Koala Bear Kare(R) Baby Changing Station or Child Protection Seat. Although the Company believes that its products will continue to compete effectively with such other competitors, such manufacturers could reduce the Company's margins and/or market share. Conversely, the Company believes that such competition could benefit the Company through expansion of the Company's markets as a result of increased customer awareness of the types of products sold by the Company.

Child Activity Products. Competition in the children's activity product area is mainly from small companies that make similar products. The Company competes in this market on the basis of product uniqueness, product quality and service.

Child Modular Play Equipment. Competition in indoor and outdoor modular play equipment is primarily from two larger companies and several smaller companies. The Company competes in this market on the basis of quality and service. The Company has been able to differentiate itself from its competitors by providing a custom themed unit designed to meet the unique needs of the customer.


PATENTS AND TRADEMARKS

Although the Company holds patents related to certain aspects of its products, the Company does not believe that such patents provide significant protection against competitors and potential competitors whose products compete and likely would compete with the Company without infringing upon the Company's patents.

The Company has registered various trademarks, including the "Koala Bear Kare" name and several variations of the Koala Bear Kare(R) picture which is featured on the Company's products, and believes that such trademarks are important in assuring recognition of the Company's products. The Company believes that the various Koala Bear Kare(R) trademarks are widely recognized. The Company has also registered the trademark "Booster Buddy" and the registration of the trademark "Delta Play" is currently being sought.

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

The Company may, in the future, market its current products or other products developed or acquired by it directly to consumers. If so, the Company's products would then be subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts") and regulations promulgated thereunder. The Acts authorize the Consumer Product Safety Commission (the "CPSC") to protect the public from products which present a substantial risk of injury. The CPSC can require the repurchase or recall by the manufacturer of products which are found to be defective and impose fines or penalties on the manufacturer. Similar laws exist in some states and cities and in other countries in which the Company may market such products.

The Company's operations in the United States do not involve manufacturing or activities that would subject it to laws and regulations concerning environmental issues. The Company's assembly plant in Vancouver, British Columbia does perform light fabrication activities utilizing paint, metal and fiberglass. The Company has obtained the necessary permits to conduct these activities, and the Company believes that they have been conducted in compliance with Canadian environmental laws and regulations.

EMPLOYEES

The Company had approximately 90 full-time employees at December 31, 1997, with 30 located in the United States and 60 located in Canada. The Company's employees are not covered by any collective bargaining agreements. Management believes that relations with its employees are excellent.

FOREIGN OPERATIONS

The Company acquired the assets of Delta, a Canadian based provider of modular play equipment, in June 1997. The Company created a foreign subsidiary to own and operate this business. The subsidiary's sales, marketing, administrative, manufacturing and distribution functions are decentralized. The President of Delta reports to the Chief Executive Officer of the Company. Strategic planning, market development and resource allocation are the responsibility of the President in conjunction with the Company's Chief Executive Officer. The Company believes that there is no greater known significant risk attendant to the business conducted by the foreign subsidiary than to that of the Company's domestic operations.

ITEM 2.    DESCRIPTION OF PROPERTIES

The Company leases, from an unrelated party, approximately 15,000 square feet in Denver, Colorado for its distribution operations. The lease expires on July 31, 2001. The rent is approximately $6,100 per month, plus operating expenses. The Company also leases approximately 1,100 square feet of office space in Metairie, Louisiana for the direct sales operations of the division selling the child activity products. The rent was approximately $1,125 per month in 1996 and increased to $1,148 per month in January 1997. This lease expired in February, 1998 and the Company is currently making monthly rental payments. In January 1998, the Company leased offices containing approximately 1,000 square feet to serve as its corporate headquarters. The rent is approximately $1,000 per month plus operating expenses. This lease expires on December 31, 2000.

The Company conducts the operations of Delta from a 28,000 square foot plant and office facility located in Surrey, British Columbia, Canada. The facility is leased from an unrelated party . The rent is approximately $11,000 per month. The lease expires in June 1998, and has renewal provisions at the Company's election.

ITEM 3.    LEGAL PROCEEDINGS

The Company currently is not involved in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Common Stock of the Company trades on the Nasdaq National Market under the symbol KARE. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock for each quarter within the last two fiscal years as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                                                             SALES PRICE
                                                             -----------

                                                         LOW            HIGH
                                                         ---            ----
      YEAR ENDED DECEMBER 31, 1996

      First quarter............................        $10 5/8         $19 1/4

      Second quarter...........................        $16 3/8         $19 1/8

      Third quarter............................        $13 3/4         $21

      Fourth quarter...........................        $12 1/4         $17

      YEAR ENDED DECEMBER 31, 1997

      First quarter............................        $10 3/4         $14 3/8

      Second quarter...........................        $ 9 7/8         $16 3/8

      Third quarter............................        $14 5/8         $17 1/4

      Fourth quarter...........................        $14 1/8         $18 1/4



As of February 27, 1998, there were approximately 103 shareholders of record.

The Company has never paid cash dividends on its Common Stock. The Company's credit agreement contains a restrictive covenant that prohibits the payment of dividends without the lender's consent. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Effective June 1, 1997, the Company acquired the assets of Delta in consideration for the payment of $4,180,609 in cash and the issuance of 40,000 shares of its Common Stock. The Common Stock was issued to one sophisticated purchaser in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Over the past two years the Company has experienced consistent growth in sales and pre-tax profits. Sales have increased from $8,938,232 in 1996 to $13,621,292 in 1997, while pre-tax profits have increased from $2,539,722 in 1996 to $3,776,609 in 1997. Cash provided by operating activities has increased over this same period from $1,323,426 in 1996 to $3,535,712 in 1997. Cash provided by operating activities has been and will be used by the Company for expansion of its marketing and product lines and for acquisitions. See "Liquidity and Capital Resources" below.

COMPONENTS OF REVENUE AND EXPENSES

The Company's revenues are derived primarily from the sale of Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles, and Booster Buddy seats which are sold primarily to commercial, institutional, and recreational facilities such as shopping centers, retail establishments, restaurants, sports and recreational facilities, and other public buildings. In addition, in furtherance of the Company's "Koala Kare" strategy, the Company acquired certain assets of Activities Unlimited, a developer and distributor of commercial-use children's activities products at the end of first quarter 1996 and Delta, a leading provider of custom indoor and outdoor modular play equipment, in June 1997. It is anticipated that revenues from these companies will reduce the Company's dependency on the sale of Baby Changing Stations.

Cost of sales consists of components manufactured for the Company and direct labor and manufacturing overhead incurred by the Company. All major components are manufactured by outside vendors. Direct labor and manufacturing overhead relate to the assembly of the products. Beginning in September 1996, the Company sub-contracted out the assembly operations for the Baby Changing Stations, Child Protection Seats and Infant Seat Kradles.

Selling, general, and administrative expenses consist primarily of executive and
office  salaries,   related  payroll  taxes,  advertising  expenses,  and  other miscellaneous selling expenses.


RESULTS OF OPERATIONS

The following table outlines certain items in the Company's income statement as a percentage of sales for each of the last two years:

                                          Years Ended December 31,
                                          ------------------------

                                         1996                1997
                                         ----                ----

Sales............................         100%                100%

Cost of sales....................          36                  41
                                       ------              ------
Gross profit.....................          64                  59

Selling, general and
administrative expenses..........          32                  31
                                       ------              ------

Operating income.................          32                  28

Other (income) expense...........           2                  (1)

Amortization of intangibles......           1                   2
                                      -------             -------
Income before provision for
income taxes.....................          29                  27

Provision for income taxes.......           8                   9
                                            -                   -

Net income.......................          21%                 18%
                                           ===                 ===


1997 COMPARED TO 1996

Sales increased 52% from $8,938,282 in 1996 to $13,621,292 in 1997, as a result of continued growth in demand for the Company's products. A portion of the sales revenue increase resulted from sales by Delta, reflecting seven months of operating activities following the Delta acquisition. In addition, the sales and marketing strategy implemented by the Company for its other product lines contributed to the additional sales revenue for 1997 and also provided diversification of the Company's product line. The Company continued to increase sales and marketing efforts through focused marketing programs and the addition of sales personnel during 1997 and 1996.

Gross profit increased to $8,092,750 (59% of sales) compared with $5,696,954 (64% of sales) for 1996. The gross profit percentage for 1997 decreased from the gross profit percentage achieved for 1996 primarily because of the lower margins
                                       8
achieved on Delta's sales along with higher sales of products to distributors at reduced margins. These gross profit reductions were offset somewhat by gross margin improvements from price reductions achieved in the cost of raw materials and component parts and the change to sub-contracted assembly in September 1996.

Selling, general and administrative expenses for 1997 increased to $4,230,988 (31% of sales) from $2,892,095 (32% of sales) for the same period in 1996. Sales and marketing expenses increased by $1,084,455 during 1997. These cost increases were due to the inclusion of Delta and the higher level of sales achieved and included costs for various marketing programs, commissions paid to manufacturers sales representatives and salaries of the sales and marketing personnel added during 1997. These costs were incurred in furtherance of the Company's sales and marketing strategies discussed above. General and administrative expenses increased $254,438 during 1997 over 1996. The relatively small increase in general and administrative expense compared to the sales increase was primarily the result of cost reductions obtained by more efficient management of collections, accounting and investor relations activities. The Company also incurred approximately $100,000 in non-recurring personnel recruiting and employee relocation costs in 1996. These cost reductions offset the cost increases resulting from the inclusion of Delta's general and administrative costs for seven months of 1997.

Net income for 1997 was $2,435,912 (18% of sales) compared to net income of $1,895,540 (21% of sales) for 1996, representing an increase of 29%. The lower margins obtained from Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for 1997 increased 28% to $0.96 per share compared to $0.75 per share for 1996. The percentage increase in net income per share was slightly lower than the percentage increase in net income primarily as a result of an increase in common stock equivalents of 24,883 shares.

1996 COMPARED TO 1995

Sales increased 37% from $6,537,440 in 1995 to $8,938,282 in 1996, as a result of continued growth in demand for the Company's products. Sales of the Baby Changing Station accounted for the majority of the total growth in the Company's sales. Sales of the Booster Buddy, Child Protection Seat and Infant Seat Kradle increased during the year and the addition of the Activities Unlimited product line beginning in April 1996 contributed to the increase in total sales. The sales and marketing strategy implemented by the Company resulted in increased sales and net income as discussed below, as well as diversification of the Company's product line.

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

Selling, general and administrative expenses were $2,892,095 (32% of sales) for 1996 compared with $1,543,495 (24% of sales) for 1995, an 87% increase in terms of actual dollars; however, the percentage relationship to sales increased only 9 percentage points because the Company has increased sales without a proportionate increase in general and administrative overhead. The increase in selling, general, and administrative expenses is primarily due to increased sales, marketing and administrative salaries, which includes the salary for the chief financial officer added in 1996, as well as approximately $100,000 in non-recurring personnel recruiting and employee relocation costs. In addition, the Company experienced increased advertising costs and other costs associated with sales and marketing including travel, telephone, consultants and contract labor. The Company also increased its use of outside sales representatives which resulted in an increase in sales commissions. The Company made the investment in these increased levels of selling, general and administrative expenses in order to support the expanded sales and marketing strategies begun in 1995.

Net income for 1996 was $1,895,540 (21% of sales) compared to net income of $1,574,696 (24% of sales) for 1995, representing an increase of 20%. The additional expenses incurred as discussed above resulted in the decline in net income as a percent of sales; however, the Company believes that the investment in these areas will result in continued sales growth in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for 1996 and 1997 was $1,323,426 and $3,535,712, respectively. The Company completed 1996 and 1997 with working capital of $5,643,924 and $3,945,110, respectively, and cash balances of $3,442,601 and $1,832,677 at December 31, 1996 and 1997,
respectively.

The Company has historically utilized its operating cash flow to expand the Company's marketing activities, for product development, and acquisitions of new products and companies as well as for working capital purposes. As discussed above, in June 1997 the Company utilized $4,634,802 in cash generated during the first six months of 1997 and existing cash reserves to purchase certain assets of Delta. This is the principal reason for the decrease in working capital and cash balances at December 31, 1997.

In anticipation of the impact of the Delta acquisition on cash reserves and working capital, the Company obtained a $2.0 million line of credit from a bank. Management expects to utilize the credit facility periodically for short-term
                                       9
working capital needs and for short-term financing of future acquisitions. The interest rate on amounts borrowed under the line of credit ranges from LIBOR plus 2.25% to LIBOR plus 2.75%. There were no borrowings against the line of credit as of December 31, 1997.

The Company has developed a plan to make its information technology ready for the year 2000 and believes that its critical data processing systems are currently ready for the year 2000. Although the Company has not initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to make their own systems Year 2000 compliant, the Company does not foresee any significant problems with this issue.

INCOME TAXES

During 1997, the Company's effective tax rate normalized to an overall rate of 35.5% for combined state, federal and foreign corporate income taxes. The Company will file a Canadian corporate income tax return with an effective income tax rate of 38.9%. However, the Company will receive a foreign tax credit against its domestic state and federal corporate income tax liability.
Future effective tax rates are expected to be approximately 36%.

The Company's effective tax rate declined in 1996 compared to prior years due to the Company's move to Colorado, which has lower state income tax rates than Minnesota. The Company also realized a tax benefit from the tax deduction generated by the exercise of non-qualified stock options by a former officer of the Company, resulting in an overall effective tax rate of 25%.

NEW ACCOUNTING STANDARDS

SFAS No. 128, EARNINGS PER SHARE, was issued in February 1997 and was adopted by the Company effective for 1997. Earnings per share amounts for 1996 were restated in accordance with the provisions of SFAS No. 128. See Note 1 to the Financial Statements.

On June 30, 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for the Company's fiscal year ending December 31, 1998. Management intends to comply with the disclosure requirements of this statement.

The FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, on June 30, 1997. This statement establishes additional standards for segment reporting in the financial statements and is effective for the Company's fiscal year ended December 31, 1998. Management intends to comply with the disclosure requirements of this statement and does not anticipate a material impact on the results of operations of each segment.

ITEM 7.    FINANCIAL STATEMENTS

See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Blanski Peter Kronlage & Zoch, P.C. acted as the Company's independent auditors for the fiscal year ended December 31, 1996. In April 1997, the Company's Board of Directors retained Ernst & Young LLP as the Company's independent public accountants and replaced the Company's former auditors, Blanski Peter Kronlage & Zoch, P.C. There were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the Company's financial statements for the fiscal year ended December 31, 1996 or up through the time of replacement which, if not resolved to the former auditors' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. Prior to retaining Ernst & Young LLP, the Company had not consulted with Ernst & Young LLP regarding accounting principles.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997.


ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)        Exhibits.
     3.1        Articles of Incorporation of Koala Corporation.(1)
     3.2        Bylaws of Koala Corporation.(1)
     4.1        Specimen Common Stock Certificate.(1)
     10.1       Omitted.
     10.2       Incentive Stock Option Plan dated August 19, 1993.(1)
     10.3       Omitted.
     10.4       Nondisclosure and Noncompetition Agreement between Koala
                Corporation and Jeff H. Hilger dated as of July 12, 1993.(1)
     10.5       Omitted.
     10.6       Nondisclosure and Noncompetition Agreement between Koala
                Corporation and Robert Dainty dated as of July 12, 1993.(1)
     10.7       Nondisclosure and Noncompetition Agreement between Koala
                Corporation and James P. Galarneault dated as of July 12,
                 1993.(1)
     10.8       Omitted.
     10.9       Omitted.
     10.10      Koala  Corporation  1995 Stock Option Plan.(2) 10.11 Industrial
                Lease dated August 1, 1996 between Buckhead
                Industrial Properties, Inc. and Koala Corporation. (3)
     10.12      Agreement for Sale and Purchase of Assets dated June 23, 1997 between Delta Play, Ltd, et al and Koala Corporation. (4)
     10.13      Registration Rights Agreement dated June 23, 1997 between
                Delta Play, Ltd, and Koala Corporation. (5)
     21.1*      Subsidiaries.
     23.1*      Independent Auditors' Consent of Ernst & Young LLP.
     23.2*      Independent Auditors' Consent of Blanski Peter Kronlage &
                Zoch, P.A.
     27.1*      1997 Financial Data Schedule.
     27.2*      1996 Financial Data Schedule, restated.
             ------------------------------------------------------------------
         *       Filed herewith.
           (1) Incorporated by reference to the same exhibit number included in the Company's Registration Statement on Form
               SB-2, Registration No. 33-68482C.
           (2) Incorporated   by  reference  to  Exhibit   10.10  of  the
               Company's  Form  10-KSB  for the year ended  December  31, 1995.
           (3) Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB for the year ended December 31, 1996.
           (4) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on July 8, 1997.
           (5) Incorporated  by reference to
               Exhibit 4.1 of the Company's Form 8-K filed on July 8, 1997.

     (b) Reports on Form 8-K.
                   None.

                                   SIGNATURES

In accordance with Section 13 of the Securities and Exchange Act of 1934, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KOALA CORPORATION

Date:    March 27, 1998       By:   /s/ Mark A. Betker
         --------------             -------------------
                                    Mark A. Betker, Chairman,
                                    Chief Executive Officer and President

Date:    March 27, 1998       By:   /s/ Jeffrey L. Vigil
         --------------             ---------------------
                                    Vice President of Finance and Administration
                                    (Principal Financial and Accounting Officer)


In accordance with the Exchange Act, this report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                      Title                         Date

/s/ Mark A. Betker            Chairman, Chief Executive Officer   March 27, 1998
---------------------------   and President (Principal Executive
Mark A. Betker                Officer)and Director

/s/ Michael C. Franson        Director                            March 27, 1998
---------------------------
Michael C. Franson

/s/ Thomas W. Gamel           Director                            March 27, 1998
---------------------------
Thomas W. Gamel

/s/ John T. Pfannenstein      Director                            March 27, 1998
---------------------------
John T. Pfannenstein

/s/ Ellen Robinson            Director
---------------------------                                       March 27, 1998
Ellen Robinson

                                KOALA CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Independent Auditor's Reports                                            F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Income                                        F-4

Consolidated Statements of Changes in Shareholders' Equity               F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                               F-7

SHAREHOLDERS AND
BOARD OF DIRECTORS
KOALA CORPORATION
DENVER, COLORADO

                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheet of KOALA CORPORATION (a Colorado corporation) as of December 31, 1996, and the related statement of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KOALA CORPORATION, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

BLANSKI PETER KRONLAGE & ZOCH, P.A.

Minneapolis, Minnesota

February 12, 1997





SHAREHOLDERS AND
BOARD OF DIRECTORS
KOALA CORPORATION
DENVER, COLORADO

                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheet of KOALA CORPORATION (a Colorado corporation) as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KOALA CORPORATION, at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP
Denver, Colorado

February 10, 1998

KOALA CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                                       December 31       December 31
                                                                           1997             1996
                                                                           ----             ----
                             ASSETS

Current Assets
  Cash and cash equivalents .......................................   $  1,832,677    $  3,442,601
  Accounts receivable, trade ( less allowance for doubtful accounts
     of $45,703 in 1997 and $30,000 in 1996)                             2,212,802       1,656,515
  Refundable income taxes .........................................         74,523         338,200
  Inventories .....................................................      1,103,355         443,680
  Prepaid expenses ................................................        416,120          82,460
  Deferred income taxes ...........................................         14,314          10,900
                                                                        ----------      ----------
 Total current assets .............................................      5,653,791       5,974,356
                                                                        ----------      ----------
Property and equipment ............................................      1,561,324         863,285
 Less accumulated depreciation and amortization....................        322,616         165,496
                                                                        ----------      ----------
                                                                         1,238,708         697,789
                                                                        ----------      ----------
Other Assets:
  Intangibles (net of accumulated amortization
  of $496,221 in 1997 and 295,360 in 1996) ........................      8,064,301       3,679,057
                                                                        ----------      ----------
                                                                         8,064,301       3,679,057
                                                                        ----------      ----------
                                                                      $ 14,956,800    $ 10,351,202
                                                                      ============    ============

  LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ................................................   $  1,312,518    $    273,511
  Accrued expenses and income taxes ...............................        396,163          56,921
                                                                        ----------      ----------

     Total current liabilities ....................................      1,708,681         330,432
                                                                        ----------      ----------

Deferred income taxes .............................................        398,047         242,200
                                                                        ----------      ----------

Commitments and contingencies (Notes 3 and 4)

Shareholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized;
     issued and outstanding - none                                            ---            ---
  Common stock, $.10 par value; 10,000,000 shares authorized;
     issued and outstanding - 2,527,362 in 1997 - 2,481,260 in 1996        252,736         248,126
  Additional paid-in capital ......................................      5,307,988       4,651,884
  Equity adjustment from foreign currency translation                      (25,124)           --
  Retained earnings ...............................................      7,314,472       4,878,560
                                                                         ---------       ---------
                                                                        12,850,072       9,778,570
                                                                        ----------       ---------
                                                                      $ 14,956,800    $ 10,351,202
                                                                      ============    ============

                 See notes to consolidated financial statements

KOALA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years ended December 31,
                                                                      1997                  1996
                                                                  -----------            ----------


Sales                                                             $13,621,292            $8,938,282
Cost of sales                                                       5,528,542             3,241,328
                                                                    ---------             ---------
Gross profit                                                        8,092,750             5,696,954

Selling, general and administrative expenses                        4,230,988             2,892,095
                                                                    ---------             ---------

Income from operations                                              3,861,762             2,804,859
                                                                    ---------             ---------
Other (income) expense:
  Interest income                                                    (115,708)             (129,463)

  Relocation expenses                                                    ---                288,923

  Amortization of intangibles                                         200,861               105,677
                                                                    ---------             ---------
                                                                       85,153               265,137
                                                                    ---------             ---------
Income before income taxes                                          3,776,609             2,539,722
Provision for income taxes                                          1,340,697               644,182
                                                                    ---------             ---------

Net income                                                         $2,435,912            $1,895,540
                                                                   ==========            ==========

Net income per share                                                    $0.97                 $0.78
                                                                   ==========            ==========

Weighted average shares outstanding                                 2,503,654             2,431,016
                                                                   ==========            ==========

Net income per share - assuming dilution                                $0.96                 $0.75
                                                                   ==========            ==========
Weighted average shares outstanding - assuming dilution             2,548,148             2,523,265
                                                                   ==========            ==========



                 See notes to consolidated financial statements

KOALA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                        Equity
                                                                                      Adjustment
                                                                       Additional    From Foreign
                                               Common Stock             Paid-In        Currency      Retained
                                          Shares          Amount        Capital      Translation     Earnings        Total
                                          ------          ------        -------      -----------     --------        -----
Balance, December 31, 1995 .........     2,399,312    $   239,931    $ 4,639,179    $      --      $ 2,983,020   $ 7,862,130
Issuance of common stock, exercise
  of options and warrants (cashless)        81,948          8,195         (8,195)                                      --
Issuance of 2,200 warrants .........                                      20,900                                      20,900
Net income .........................                                                                 1,895,540     1,895,540
                                         ---------     ----------     ----------      ---------      ---------     ---------
Balance, December 31, 1996 .........     2,481,260        248,126      4,651,884                     4,878,560     9,778,570

Issuance of common stock for
 acquisition of Delta Play, Ltd. ...        40,000          4,000        596,000                                     600,000
Issuance of common stock for
 exercise of warrants ..............         6,102            610         60,104                                      60,714
Translation adjustment .............                                                    (25,124)                     (25,124)
Net income .........................                                                                 2,435,912     2,435,912
                                         ---------    -----------    -----------    -----------      ---------    ----------
Balance, December 31, 1997 .........     2,527,362    $   252,736    $ 5,307,988    ($   25,124)   $ 7,314,472   $12,850,072
                                         =========    ===========    ===========    ===========    ===========   ===========

                 See notes to consolidated financial statements

KOALA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         Years ended December 31,
                                                                        1997                  1996
                                                                     ---------             ---------


Cash flows from operating activities:
  Net income                                                        $2,435,912            $1,895,540
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                     163,133                83,148
      Amortization                                                     200,861               105,677
      Loss on disposal of property and equipment                          --                  31,796
      Deferred income taxes                                            152,433               (18,852)

      (Increase) decrease in assets:
         Accounts receivable, trade                                   (416,618)             (683,191)
         Refundable income taxes                                       263,677              (172,815)
         Inventories                                                  (106,791)              (80,410)
         Prepaid expenses                                             (313,293)              (35,942)
      Increase (decrease) in liabilities:
         Accounts payable                                              818,509               177,492
         Accrued expenses                                              157,125                20,983
         Accrued income taxes                                          180,764                 --
                                                                     ---------             ---------

Net cash provided by operating activities                            3,535,712             1,323,426
                                                                     ---------             ---------

Cash flows from investing activities:
  Payments for capital expenditures                                  (520,321)             (367,264)
  Purchase of Activities Unlimited, LLC                                  --                (501,188)
  Purchase of Delta Play, Ltd., net of cash acquired               (4,634,802)                 --
  Payments for patents and intangibles                                (21,730)               (6,503)
                                                                   ----------           -----------
Net cash used by investing activities                              (5,176,853)             (874,955)
                                                                   ----------           -----------

Cash flows from financing activities:
 Proceeds from exercise of common stock warrants                       39,633                 --
                                                                  -----------           -----------

Net cash provided by financing activities                              39,633                 --
                                                                  -----------           -----------

Effect of exchange rate changes on cash                                (8,416)                 --

Net (decrease) increase in cash                                    (1,609,924)              448,471

Cash at beginning of year                                           3,442,601             2,994,130
                                                                    ---------             ---------
Cash at end of year                                                $1,832,677            $3,442,601
                                                                   ==========            ==========



                 See notes to consolidated financial statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


1.       Summary of significant accounting policies:

         Nature of operations:

         Koala Corporation and its wholly owned subsidiaries (the "Company") is engaged in developing, designing, manufacturing, distributing, and marketing infant and child protection products, children's activity furniture and children's play equipment for commercial, institutional and recreational establishments. Its products include diaper changing stations, child protection seats, infant seat cradles, a child booster seat, block and wire maze activity tables and custom indoor and outdoor modular play systems.

         Principles of consolidation:

         The consolidated financial statements include the accounts of Koala Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The operations of Delta Play, Ltd. are included in the accompanying financial statements from June 1, 1997, the effective date of its acquisition. See note 10 below.

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

         Cash and cash equivalents:

         Cash and cash equivalents include cash on hand, demand deposits, savings accounts, and short-term investments with original maturities of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company's primary bank may be in excess of the FDIC insurance limit. Cash in money market mutual funds is not federally insured. The Company performs periodic evaluations of the relative credit standing of these financial institutions. As of December 31, 1997 and 1996, cash and cash equivalents approximate fair value and consisted of the following:

                                                     1997                1996
                                                     -----               ----
       Cash in primary banking institution        $ 863,084          $ 459,364
       Cash in money market mutual funds            969,593          2,983,237
                                                  ---------          ---------
                                                $ 1,832,677        $ 3,442,601
                                                ===========        ===========

         Inventories:

         Inventories are stated at the lower of first-in, first-out cost (including manufacturing overhead applied to finished goods) or market. As of December 31, 1997 and 1996, inventories consisted of the following:

1.       Summary of significant accounting policies (continued):

                                                    1997               1996
                                                    ----               ----
                  Raw materials                 $  605,066          $  62,879
                  Finished goods                   498,289            380,801
                                                 ---------          ---------
                                                $1,103,355          $ 443,680
                                                ===========         =========

         Property and equipment:

         Property and equipment is stated at the lower of depreciated cost or net realizable value. Depreciation and amortization is being provided on the straight-line method over the estimated useful lives of the assets. The following is a schedule of estimated useful lives of property and equipment:

                  Furniture and fixtures                     7 years
                  Tooling and molds                       6-10 years
                  Shop and office equipment               3-10 years

         Intangibles:

         Acquisition intangibles represent the excess of the cost of the companies acquired over the fair value of their net assets at the date of acquisition. Acquisition intangible costs are being amortized on the straight-line method using an estimated useful life of up to 40 years.

         Costs of obtaining patents and trademarks are capitalized and amortized on the straight-line basis over 17 years for patents and 20 years for trademarks once approval is granted. Costs are expensed if approval is denied.

         Revenue recognition:

         The Company recognizes revenues at the time its products are shipped.

         Research and development costs:

         Research  and  development  costs  are  expensed  when  incurred.   The
         Company's research and development costs were not significant in 1997 or 1996.

         Advertising costs:

         Advertising costs are expensed when incurred. Advertising expense for the periods ended December 31, 1997 and 1996 was $405,178 and $728,528 respectively. Prepaid advertising costs at December 31, 1997 and 1996 were $35,724 and $29,508, respectively, and consist of costs of advertising which have not taken place.

         Income taxes:

         The Company provides for deferred taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and state, federal and foreign income tax purposes. The differences relate primarily to depreciable and amortizable assets and the allowance for uncollectible accounts.

         The Company does not provide US income taxes on the unremitted earnings of its foreign subsidiary ($290,337 at December 31, 1997) because the Company intends to reinvest such unremitted earnings. Where it is contemplated earnings may be remitted from the foreign subsidiary, the credit for foreign taxes already paid generally offsets applicable federal income taxes.

         Net income per share:

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods were restated to conform to the Statement 128 requirements.

1.       Summary of significant accounting policies (continued):


         There is no difference between after tax earnings for calculation of basic earnings per share versus diluted earnings per share. The reconciliation of the weighted average shares outstanding for purposes of calculating basic earnings per share versus diluted earnings per share is as follows:

                                                       1997             1996
                                                       ----             ----
                  Weighted average shares
                  outstanding for basic
                  earnings per share                2,503,654        2,431,016

                  Effect of dilutive securities:
                     Employee stock options            39,666           79,448
                     Warrants                           4,828           12,801
                                                    ---------        ---------

                  Dilutive potential common shares     44,494           92,249
                                                    ---------        ---------

                  Weighted average shares
                  outstanding for diluted
                  earnings per share                2,548,148        2,523,265
                                                    =========        =========


         Foreign Currency Translation:

         The financial statements of the Company's subsidiary located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from foreign currency translation, a separate component of shareholders' equity. Income and expense items are translated at average rates of exchange. Gains and losses on foreign currency transactions of these subsidiaries are included in net earnings.

         Geographic Area Data:

         The Company operates in one principal industry segment: the design, manufacture and sale of children's protection and activity products. The Company's products are sold primarily to the commercial and governmental markets. Geographically, sales, operating income and identifiable  assets  for  non-domestic  entities  for the  year  ended
         December   31,  1997  were   $3,189,800,   $439,000   and   $1,931,400,
         respectively. There were no material amounts of sales or transfers among geographic areas during 1997.

2.       Credit Facility:

         The Company obtained a $2.0 million unsecured line of credit in June 1997. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates on June 24, 1998. There were no amounts outstanding under the credit facility as of December 31, 1997.

3.       Commitments and contingencies:

         Operating lease:

         The Company has entered into operating leases for facilities located in Denver, Colorado, New Orleans, Louisiana and Surrey, British Columbia, Canada.

         The lease terms vary and run through July 31, 2001. All leases call for monthly base rents, with the Company responsible for its share of common building operating costs, payable on a monthly basis.

         Facilities rent expense was $187,719 and $85,146 for years ending December 31, 1997 and 1996, respectively. Total minimum operating lease commitments for the years ending December 31 are:

                Year Ended December 31,                      Amount
                -----------------------                      ------

                          1998                              $ 122,841
                          1999                                 85,440
                          2000                                 85,440
                          2001                                 42,931
                                                            ---------
                                                            $ 336,652
                                                            =========


         Warranties:

         The Company provides a replacement guarantee for one year from purchase protecting against damage from natural disasters or vandalism, subject to a $100 deductible. The Company also provides a five year warranty on parts and labor covering any defects in workmanship. The Company has experienced minimal returns and warranty claims; therefore, as of December 31, 1997 and 1996, no accrual has been made for future claims.

4.       Stock options and warrants:

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

         The Company applies APB Opinion 25 in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for the plan in 1997 and 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been presented as follows:



       Net income                               1997                    1996
       ----------                               ----                    ----

            As reported                      $ 2,435,912             $ 1,895,540
                                             ===========             ===========

            Pro forma (FASB 123)             $ 2,259,337             $ 1,713,373
                                             ===========             ===========

       Basic earnings per share

            As reported                           $ .97                    $ .78
                                             ==========               ==========

            Pro forma (FASB 123)                  $ .90                    $ .70
                                             ==========               ==========

       Diluted earnings per share

            As reported                           $ .96                    $ .75
                                             ==========               ==========

            Pro forma (FASB 123)                  $ .89                    $ .68
                                             ==========               ==========

         The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

                Assumption                          1997              1996
                ----------                          ----             -----

                Dividend yield                      0.00%             0.00%
                Risk-free interest rate
                   5 year                           5.71%             5.38%
                   2 year                             -               5.18%
                Expected life                      5 years        2 to 5 years
                Expected volatility                38.70%            30.47%


         Following is a summary of the status of the plans during 1997 and 1996:

                                                Number of     Weighted Average
                                                 Shares        Exercise Price
                                                 ------        --------------
           Outstanding 12/31/95                 347,500           $10.18

               Surrendered - 1996               (46,783)           $7.94
               Exercised - 1996                 (50,717)           $7.93
                                                --------

           Outstanding 12/31/96                 250,000           $11.25

               Granted - 1997                    33,000           $13.54
                                                 ------

           Outstanding 12/31/97                 283,000           $11.52
                                                =======


In 1997, no options were exercised. In 1996, 46,783 options were exercised in a cashless exercise; 50,717 shares were issued.

                                                     1997           1996
                                                     ----           ----

        Options exercisable                        103,000         50,000
                                                   =======         ======

        Weighted average fair value  of
        options granted during the year             $ 5.76         $ 0.00
                                                    ======         ======


         A summary of the status of fixed options outstanding at December 31, 1997 is as follows:

                           Outstanding Options               Exercisable Options
              -------------------------------------------    -------------------
                               Weighted
                                Average         Weighted                Weighted
                               Remaining        Average                  Average
                              Contractual       Exercise                Exercise
    Price        Number          Life            Price        Number      Price
    -----        ------          ----            -----        ------      -----

 $ 9.25 to
    $11.25       151,000       8.0 years         $9.92        61,000      $9.92

 $13.00 to
    $15.00       132,000       8.5 years        $13.34        52,000     $13.24

         The Company acquired Activities Unlimited in March 1996. A portion of the purchase price is in the form of options to purchase common stock of the Company. Options are granted to the sellers of Activities Unlimited based on operations during the first two years following the closing of the acquisition (March 1997 and 1998). Options to purchase 1,000 shares will be granted for each $25,000 of product line contribution, will be fully vested when granted and will be exercisable at date of grant, expiring 5 years after date of grant. The exercise price will be the fair market value of a share of stock on the date of grant. As of December 31, 1997, 1,000 options had been granted under this agreement.

         Warrants:

         The Company granted to the underwriter of its 1993 stock offering, for nominal consideration, warrants to purchase up to 70,000 shares of its common stock at $7.20 per share, beginning in October 1994 and expiring in October 1999. In January 1996, the underwriter exercised the warrants in a cashless transaction, receiving 31,231 shares and surrendering 38,769 warrants.

         The Company acquired the assets of A & B Booster, Inc. in 1994. A portion of the purchase price is in the form of warrants to purchase common stock at an exercise price of $6.50 per share. Warrants were issuable to the sellers of A & B Booster based on 100 shares of common stock of the Company for each whole multiple of $10,000 of Booster Buddy sales in each of the three years beginning August 1, 1994, 1995 and 1996. The warrants were exercisable at any time prior to January 1, 1998. As of December 31, 1997, all warrants had been surrendered and 6,102 shares of common stock had been issued. At of December 31, 1996, there were 3,900 warrants outstanding.


5.       Income taxes:

         The components of the provision for income tax were:


                                                                  1997
                                  ---------------------------------------------------------------------
                                      Federal           Foreign           State            Total
                                      -------           -------           -----            -----
   Current tax expense            $     963,764      $    159,798       $ 64,702      $    1,188,264
   Deferred tax expense                 152,406              --               27             152,433
                                  -------------     -------------       --------      --------------
   Provision for income taxes     $   1,116,170      $    159,798       $ 64,729      $    1,340,697
                                  =============     =============       ========      ==============

                                                                  1996
                                  ---------------------------------------------------------------------
                                      Federal           Foreign           State            Total

   Current tax expense            $     600,306      $     --           $ 62,728      $     663,034

   Deferred tax (benefit)               (15,170)           --             (3,682)           (18,852)
                                  -------------      -----------        --------      -------------
   Provision for income taxes     $     585,136      $                  $ 59,046      $     644,182
                                   ============      ===========        ========       ============



         The Company's net deferred tax asset and liability consists of:

                                                             1997
                                             -----------------------------------
                                                Federal        State       Total

Deferred income tax asset (current)          $  13,538     $    776   $  14,314
Deferred income tax liability (non-current)   (376,459)     (21,588)   (398,047)
                                             ---------     --------     --------
                                             $(362,921)    $(20,812)  $(383,733)
                                             =========     ========   ==========

                                                              1996
                                             -----------------------------------
                                                Federal      State       Total
                                                -------      -----       -----
     Deferred income tax asset (current)     $   9,850     $  1,050   $  10,900
     Deferred income tax liability
          (non-current)                       (218,850)     (23,350)   (242,200)
                                             ---------     ---------  ----------
                                             $(209,000)    $(22,300)  $(231,300)
                                             =========     ========   =========


         The effective tax rate differs from the statutory rate as follows:

                                                             1997         1996
                                                             ----         ----

     Federal statutory rate                                  34.0%        34.0%
     Foreign taxes in excess of federal statutory rate        4.6           -
     Tax benefit of foreign tax credit                       (4.4)          -
     State income taxes - net of federal effect               1.7          2.4
     Effect of difference in tax basis of goodwill           (1.1)        (1.5)
     Cumulative effect of change in estimated
          effective state income tax rate                      -          (3.3)
     Tax basis of non-qualified stock options exercised        -          (5.6)
     Miscellaneous tax adjustments                             .7         ( .6)
                                                               --           --
     Effective tax rate                                      35.5%        25.4%
                                                            =====        =====


6.       Major suppliers:

         For the periods ended December 31, 1997 and 1996, the Company purchased a significant amount of component parts from three vendors which accounted for approximately 47% and 69% of the Company's total cost of sales, respectively.


7.       Supplemental cash flow information:

                                            1997                1996
                                        -----------          ---------

          Interest received             $   104,839         $   129,463
                                        ===========         ===========

          Interest paid                 $       989         $         -
                                        ===========         ===========

          Income taxes paid             $   872,304         $   835,849
                                        ===========         ===========


8.       401(k) Plan:

         Effective January 1997, the Company adopted a 401(k) Plan for the benefit of substantially all of its U.S. employees meeting specified eligibility requirements. The Plan permits contributions by the Company but does not require them.
         The Company made no contributions to the Plan during 1997.

9.       Preferred stock:

         During 1996 the shareholders voted to amend the Articles of Incorporation to provide for the issuance of 1,000,000 shares of no par value preferred stock. At December 31, 1997 and December 31, 1996, none were outstanding. The Board of Directors is granted authority to determine dividends on the preferred stock.

10.      Acquisitions:

         On June 23, 1997, the Company acquired substantially all of the assets of Delta Play, Ltd. (Delta), a leading provider of custom indoor and outdoor modular play equipment based in Vancouver, British Columbia. The acquisition was effective June 1, 1997 and was accounted for as a purchase. Results of operations of Delta were included in the Company's consolidated statements of income beginning on the effective date.

         As initial consideration, the Company paid $4,180,609 cash and issued 40,000 shares of Koala Corporation common stock valued at $600,000. In addition, costs related to the acquisition of approximately $455,559 were incurred and capitalized as goodwill. The purchase agreement also provides for additional consideration in the form of cash payments if certain operating performance criteria are met by Delta over the twelve-month period from June 1, 1997 to May 31, 1998. The range of additional consideration is C$900,000 (US$648,000) to C$1,500,000 (US$1,080,000). If minimum performance is not achieved, no additional consideration will be payable. Any subsequent payment will be allocated to cost in excess of the fair value of assets acquired.

         The pro forma unaudited results of operations for the twelve months ended December 31, 1997 and 1996, assuming consummation of the purchase as of January 1, 1997 and 1996, are as follows:

                                              Twelve Months Ended December 31

                                                 1997                 1996
                                                 ----                 ----

          Sales                              $15,499,336          $13,526,902
          Net income                          $2,513,770           $2,167,408
          Net income per share                     $0.98                $0.85
         (assuming dilution)


         In March 1996, the Company acquired all of the operating assets of Activities Unlimited, LLC for $500,000 paid in cash. The Company markets children's recreational and activity products under the Activities Unlimited product line, including commercial-use children's play tables featuring interlocking construction blocks, games, mazes, wall activities and other manipulative products.


                                      F-14
 .