Form 10QSB
period 1998-03-31
KOALA CORP /CO/
filed 1998-05-15
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ____________to_________________

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

               5031 So. Ulster Street, Suite 300, Denver, CO 80237
               ---------------------------------------------------
                    (Address of principal executive offices)
                                 (303) 770-3500
                                 --------------
                           (Issuer's telephone number)
                 11600 E. 53rd Avenue, Unit D, Denver, CO 80239
                 ----------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value as of March 31, 1998 was 2,527,362 shares.


Transitional Small Business Disclosure Format (Check one):
   Yes.....    No...X...

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                                                          March 31,      December 31,
                                                                            1998            1997
                                                                            ----            ----
                ASSETS
Current Assets
  Cash and cash equivalents .......................................   $  1,685,057    $  1,832,677
  Accounts receivable, trade ( less allowance for doubtful accounts
     of $50,862 in 1998 and $45,703 in 1997) ......................      2,105,252       2,212,802
  Refundable income taxes .........................................         74,523          74,523
  Inventories .....................................................      1,322,231       1,103,355
  Prepaid expenses ................................................        681,649         416,120
  Deferred income taxes ...........................................         14,314          14,314
                                                                      ------------    ------------
Total current assets ..............................................      5,883,026       5,653,791
                                                                      ------------    ------------
Property and equipment ............................................      1,713,268       1,561,324
 Less accumulated depreciation and amortization ...................        390,081         322,616
                                                                      ------------    ------------
                                                                         1,323,187       1,238,708
                                                                      ------------    ------------
Other Assets:
  Intangibles (net of accumulated amortization
    of $561,600 in 1998 and 496,221 in 1997) ......................      8,001,878       8,064,301
                                                                      ------------    ------------
                                                                         8,001,878       8,064,301
                                                                      ------------    ------------
                                                                      $ 15,208,091    $ 14,956,800
                                                                      ============    ============

  LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ................................................   $    992,117    $  1,312,518
  Accrued expenses and income taxes ...............................        324,197         396,163
                                                                      ------------    ------------
     Total current liabilities ....................................      1,316,314       1,708,681
                                                                      ------------    ------------

Deferred income taxes .............................................        398,047         398,047
                                                                      -----------     ------------

Shareholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized;
     issued and outstanding 0 in 1998 and 0 in 1997 ...............              0               0
  Common stock, $.10 par value; 10,000,000 shares authorized;
     issued and outstanding 2,527,362 in 1998 and 1997 ............        252,736         252,736
  Additional paid-in capital ......................................      5,307,988       5,307,988
  Accumulated other comprehensive income ..........................        (16,455)        (25,124)
  Retained earnings ...............................................      7,949,461       7,314,472
                                                                      ============    ============
                                                                        13,493,730      12,850,072
                                                                      ============    ============
                                                                      $ 15,208,091    $ 14,956,800
                                                                      ============    ============

                 See notes to consolidated financial statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                              Three Months Ended
                                                                   March 31,
                                                              1998           1997
                                                              ----           ----
Sales .................................................   $ 4,013,994    $ 2,251,172
Cost of sales .........................................     1,741,923        723,114
                                                          -----------    -----------
Gross profit ..........................................     2,272,071      1,528,058

Selling, general and administrative expenses ..........     1,229,021        720,786
                                                          -----------    -----------

Income from operations ................................     1,043,050        807,272
                                                          -----------    -----------
Other (income) expense:
  Interest income .....................................        (6,807)       (41,352)
  Amortization of intangibles .........................        65,379         26,313
                                                          -----------    -----------
                                                               58,572        (15,039)
                                                          -----------    -----------
Income before income taxes ............................       984,478        822,311
Provision for income taxes ............................       349,489        291,921
                                                          -----------    -----------
Net income ............................................       634,989        530,390
Other comprehensive income (Note 8) ...................         8,669           --
                                 -                        -----------    -----------
Comprehensive income ..................................   $   643,658    $   530,390
                                                          ===========    ===========

Net income per share ..................................   $      0.25    $      0.21
                                                          ===========    ===========

Weighted average shares outstanding ...................     2,527,362      2,481,260
                                                          ===========    ===========

Net income per share - assuming dilution ..............   $      0.25    $      0.21
                                                          ===========    ===========

Weighted average shares outstanding - assuming dilution     2,589,341      2,508,473
                                                          ===========    ===========

                 See notes to consolidated financial statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
                                                           ----          ----
Cash flows from operating activities:
  Net income .....................................   $   634,989    $   530,390
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation ...............................        67,465         20,780
      Amortization ...............................        65,379         26,313

      (Increase) decrease in assets:
         Accounts receivable, trade ..............       107,550        110,868
         Refundable income taxes .................          --          291,921
         Inventories .............................      (218,876)       (67,412)
         Prepaid expenses ........................      (265,529)      (149,479)
      Increase (decrease) in liabilities:
         Accounts payable ........................      (320,401)       134,273
         Accrued expenses and income taxes .......       (71,966)       (11,920)
                                                     -----------    -----------
Net cash (used) provided by operations ...........        (1,389)       885,734
                                                     -----------    -----------

Cash flows used by investing activities:
  Payments for capital expenditures ..............      (151,944)      (172,783)
  Payments for patents and intangibles ...........        (2,956)          --
                                                     -----------    -----------
Net cash used by investing activities ............      (154,900)      (172,783)
                                                     -----------    -----------

Effect of exchange rate changes on cash ..........         8,669           --

Net (decrease) increase in cash ..................      (147,620)       712,951

Cash at beginning of period ......................     1,832,677      3,442,601
                                                     -----------    -----------
Cash at end of period ............................   $ 1,685,057    $ 4,155,552
                                                     ===========    ===========

                 See notes to consolidated financial statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

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


2. Unaudited information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB should refer to the Company's 10-KSB for the year ended December 31, 1997 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results for a full year.


3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of March 31, 1998 and December 31, 1997, consists of the following:

                                           March 31, 1998    December 31, 1997
                                           --------------    -----------------

      Raw materials and component parts      $    701,908     $    605,066
      Finished goods                              620,323          498,289
                                             ------------      -----------

                                             $  1,322,231     $  1,103,355
                                             ============     ============

4.  Credit Facility:

     The Company obtained a $2.0 million unsecured line of credit in June 1997. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates on June 24, 1998. There were no amounts outstanding under the credit facility as of March 31, 1998.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                   (UNAUDITED)


5. Earnings per share:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements.

     There is no difference between after tax earnings for calculation of basic earnings per share versus diluted earnings per share. The reconciliation of the weighted average shares outstanding for purposes of calculating basic earnings per share versus diluted earnings per share is as follows:

                                              March 31,1998      March 31, 1997
                                              -------------      --------------
          Weighted average shares
          outstanding for basic EPS               2,527,362           2,481,260

          Common stock equivalents for
          unexercised stock options                  61,979              27,213
                                                  ---------           ---------

          Weighted average shares
          outstanding for diluted EPS             2,589,341           2,508,473
                                                  =========           =========


6.   Acquisition of Delta Play, Ltd.:

     On June 23, 1997, the Company acquired substantially all of the assets of Delta Play, Ltd. (Delta), a leading provider of custom indoor and outdoor modular play systems based in Vancouver, British Columbia. The acquisition was effective June 1, 1997 and was accounted for as a purchase. Results of operations of Delta were included in the Company's consolidated statements of income and consolidated statements of cash flows beginning on the effective date.

     As initial consideration, the Company paid $4,180,609 cash and issued 40,000 shares of Koala Corporation common stock valued at $600,000. In addition, costs related to the acquisition of approximately $455,559 were incurred. The purchase agreement also provides for additional consideration in the form of cash payments if certain operating performance criteria are met by Delta over the twelve-month period from June 1, 1997 to May 31, 1998. The range of additional consideration is C$900,000 (US$648,000) to C$1,500,000 (US$1,080,000). If minimum performance is not achieved, no additional consideration will be payable. Any subsequent payment will be allocated to cost in excess of the fair value of assets acquired.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                   (UNAUDITED)

6.   Acquisition of Delta Play, Ltd. (continued):

     The pro forma unaudited results of operations for the three months ended March 31, 1997, assuming consummation of the purchase as of January 1, 1997, are as follows:

                                             Three Months Ended March 31, 1997
                                             ---------------------------------

                 Net sales                              $2,703,163
                 Net income                               $560,815
                 Net income per share                        $0.22


7.   Foreign Currency Translation:

     Foreign currency transactions and financial statements of foreign subsidiaries are translated into U.S. dollars at prevailing or current rates, respectively, except for revenue, costs and expenses which are translated at average current rates during each reporting period. Gains and losses resulting from foreign currency transactions are included in income currently.


8.    Comprehensive Income:

     As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a major product, the Koala Bear Kare(R) Baby Changing Station, which has generated a substantial amount of the Company's revenues; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate its Delta Play acquisition and any other acquisition that the Company may make and the costs associated with such acquisitions; dependence on Mark Betker, its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the success of its Koala Kare marketing strategy; its dependence on suppliers for manufacture of some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; and potential product liability risk associated with its existing and future products.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Components of Revenues and Expenses

     The Company's revenues are derived primarily from the sale of Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles, and Booster Buddy seats which are sold primarily to commercial, institutional, and recreational facilities such as shopping centers, retail establishments, restaurants, sports and recreational facilities, and other public buildings. In addition, in furtherance of the Company's "Koala Kare" strategy discussed below, the Company acquired certain assets of Activities Unlimited, a developer and distributor of commercial-use children's activities products at the end of first quarter 1996, and Delta Play, Ltd. ("Delta"), a leading provider of custom indoor and outdoor modular play systems, in June 1997. Revenues from these acquired product lines have reduced the Company's dependency on revenues from Baby Changing Stations.

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

     Selling,   general,  and  administrative   expenses  consist  primarily  of
     executive and office salaries, payroll taxes, advertising expenses, and other miscellaneous selling expenses.

     The Company's quarterly revenues and net income are subject to fluctuation based on customer order patterns and Company shipping activity. Because of these fluctuations, comparisons of operating results from quarter to quarter for the current year or for comparable quarters of the prior year may be difficult. Except as set forth below, these fluctuations are not expected to be significant when considered on an annual basis. In addition, because the Delta acquisition was effective June 1, 1997, the Company's first quarter of 1998 includes the results of operations from Delta, while the first quarter of 1997 does not.

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

     Primary customers for Delta's play systems include family entertainment centers, quick service restaurants, shopping centers and theme parks. Delta's markets are global in nature, with over one-half of sales occurring outside of North America during the fiscal year ended March 31, 1997. The Delta acquisition is intended to add to the Company's expanding umbrella of product lines under its "Koala Kare" marketing strategy. This strategy is intended to allow the Company to target a much broader age group within the commercial child protection and activities market and to help further establish the Company as a leading provider of products that help commercial organizations create "family friendly" atmospheres for their patrons.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Sales increased 78% to $ 4,013,994 for the first quarter of 1998 compared to $2,251,172 for the first quarter of 1997. A portion of the sales revenue increase resulted from sales by Delta. In addition, the sales and marketing strategy implemented by the Company for the Koala product lines contributed to the additional sales revenue. The Company continued to increase sales and marketing efforts through focused marketing programs.

     Gross profit for the first quarter of 1998 was $2,272,071 (57% of sales) compared with $1,528,058 (68% of sales) for the first quarter of 1997. The gross profit percentage for the first quarter 1998 decreased from the gross profit achieved for first quarter 1997 primarily because of the lower margins achieved on Delta's sales along with a higher proportion of sales of Koala products into distribution channels, where reduced margins are realized.

     Selling, general and administrative expenses increased for the first quarter of 1998 to $1,229,021 (31% of sales) from $720,786 (32% of sales)
     for the same period in 1997. Sales and marketing expenses increased $329,028 for the first quarter of 1998 compared to first quarter of 1997.
     These cost increases were due to the inclusion of Delta and the higher level of sales achieved and included costs for various marketing programs, commissions paid to manufacturers sales representatives and salaries of the sales and marketing personnel added subsequent to the first quarter of 1997. These costs were incurred in furtherance of the Company's sales and marketing strategies discussed above. General and administrative expenses increased $179,207 for the first quarter of 1998 compared to the first quarter of 1997. The increase in general and administrative expense was primarily the result of the inclusion of Delta, the addition of a General Manager and Controller to Koala's administrative staff and higher depreciation charges arising from capitalized tooling expenditures from new products added in 1997.

     Net income for the first quarter of 1998 was $634,989 (16% of sales) compared with $530,390 (24% of sales) for the first quarter of 1997. This represents a 20% increase in net income. The lower margins obtained from Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the first quarter of 1998 increased 19% compared to the first quarter of 1997. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 80,868 shares.

     Liquidity and Capital Resources

     The Company finances its business activities primarily from cash provided by operating activities. Cash provided (used) by operating activities for the three months ended March 31, 1998 and 1997 was $ ($1,389) and $885,734, respectively. Working capital as of March 31, 1998 and December 31, 1997 was $4,566,712 and $3,945,110, respectively, and cash balances were $1,685,057 and $1,832,677 for the same periods, respectively. The decrease in cash provided by operating activities for the first quarter of 1998 compared to the first quarter of 1997 is due primarily to a combination of an increase in inventories of raw materials and finished goods during the quarter ended March 31, 1998, large payments of accounts payable in March 1998 and the receipt of a large tax refund in March 1997.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Liquidity and Capital Resources (continued)

     The Company has historically utilized its operating cash flow to expand the Company's marketing activities, for product development, and acquisitions of new products and companies as well as for working capital purposes.

     The Company obtained a $2.0 million unsecured line of credit from a bank in June 1997. Management expects to utilize the credit facility periodically for short-term working capital needs and for short-term financing of future acquisitions. The interest rate on amounts borrowed under the line of credit ranges from LIBOR plus 2.25% to LIBOR plus 2.75%. There were no amounts outstanding under the credit facility as of March 31, 1998.

                           PART II - OTHER INFORMATION

Item 1 - 5.  None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a)   Exhibits

             Exhibit 27.1      March 31, 1998 Financial Data Schedule.
             Exhibit 27.2      March 31, 1997 Financial Data Schedule, restated.

      (b)    Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1998.





                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

May 14, 1998                        /s/Mark A. Betker
------------                        -----------------
                                    Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


May 14, 1998                        /s/Jeffrey L. Vigil
------------                        -------------------
                                    Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)