Form 10QSB
period 1998-06-30
KOALA CORP /CO/
filed 1998-08-14
CIK 913285

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended   June 30, 1998
                                           -------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period from _________ to __________

                       Commission file number   0-22464
                                                -------

                               KOALA CORPORATION
                      -----------------------------------
                     (Exact name of small business issuer
                          as specified in its charter)

         Colorado                                     84-1238908
-------------------------------          -------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

              5031 So. Ulster Street, Suite 300, Denver, CO 80237
              ---------------------------------------------------
                   (Address of principal executive offices)
                                (303) 770-3500
                          ---------------------------
                          (Issuer's telephone number)

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

 Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value as of June 30, 1998 was 2,527,362 shares.


Transitional Small Business Disclosure Format (Check one):
 Yes.....    No...X...

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KOALA CORPORATION
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,             December 31,
                                                                                       1998                   1997
                                                                                   ------------           ------------
                                                                                    (Unaudited)
                                ASSETS
                                ------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  1,841,825           $  1,832,677
  Accounts receivable, trade (less allowance for doubtful accounts
     of  $45,187 in 1998 and $45,703 in 1997)                                         2,216,219              2,212,802
  Refundable income taxes                                                                     -                 74,523
  Inventories                                                                         1,433,994              1,103,355
  Prepaid expenses                                                                      838,805                416,120
  Deferred income taxes                                                                  14,314                 14,314
                                                                                   ------------           ------------
     Total current assets                                                             6,345,157              5,653,791

PROPERTY AND EQUIPMENT                                                                1,857,263              1,561,324
  Less accumulated depreciation and amortization                                        438,991                322,616
                                                                                   ------------           ------------
                                                                                      1,418,272              1,238,708
                                                                                   ------------           ------------
OTHER ASSETS:
  Intangibles (net of accumulated amortization
    of $626,979 in 1998, and $496,221 in 1997).                                       8,627,364              8,064,301
                                                                                   ------------           ------------
                                                                                   $ 16,390,793           $ 14,956,800
                                                                                   ============           ============

                    LIABILITIES & SHAREHOLDERS' EQUITY
                    ----------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                 $  1,642,556           $  1,312,518
  Accrued expenses and income taxes                                                     115,240                396,163
                                                                                   ------------           ------------
     Total current liabilities                                                        1,757,796              1,708,681
                                                                                   ------------           ------------
DEFERRED INCOME TAXES                                                                   398,047                398,047
                                                                                   ------------           ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 1,000,000 shares authorized;
     none issued and outstanding                                                              -                      -
  Common stock, $.10 par value; 10,000,000 shares authorized;
     issued and outstanding 2,527,362 in 1998 and 1997                                  252,736                252,736
  Additional paid-in capital                                                          5,307,988              5,307,988
  Other comprehensive income                                                            (49,185)               (25,124)
  Retained earnings                                                                   8,723,411              7,314,472
                                                                                   ------------           ------------
     Total shareholders' equity                                                      14,234,950             12,850,072
                                                                                   ------------           ------------
                                                                                   $ 16,390,793           $ 14,956,800
                                                                                   ============           ============

                See notes to consolidated financial statements

KOALA CORPORATION
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                       -----------------------------------   -----------------------------------
                                                            1998               1997               1998               1997
                                                       ----------------   ----------------   ----------------   ----------------
SALES                                                   $    4,429,581          3,040,822     $    8,443,575     $    5,291,994
Cost of sales                                                1,888,057          1,191,429          3,629,980          1,914,543
                                                       ----------------   ----------------   ----------------   ----------------
Gross profit                                                 2,541,524          1,849,393          4,813,595          3,377,451

Selling, general and administrative expenses                 1,309,598            876,776          2,538,619          1,597,562
Amortization of intangibles                                     65,379             36,313            130,758             62,626
                                                       ----------------   ----------------   ----------------   ----------------
INCOME FROM OPERATIONS                                       1,166,547            936,304          2,144,218          1,717,263
                                                       ----------------   ----------------   ----------------   ----------------
OTHER (INCOME) EXPENSE:
  Interest income                                              (33,377)           (36,875)           (40,184)           (78,227)
                                                       ----------------   ----------------   ----------------   ----------------
Income before income taxes                                   1,199,924            973,179          2,184,402          1,795,490
Provision for income taxes                                     425,974            345,478            775,463            637,399
                                                       ----------------   ----------------   ----------------   ----------------
NET INCOME                                              $      773,950     $      627,701     $    1,408,939     $    1,158,091
                                                       ================   ================   ================   ================

Other comprehensive income                                     (32,730)                 -            (24,061)                 -
                                                       ----------------   ----------------   ----------------   ----------------
COMPREHENSIVE INCOME                                     $     741,220     $      627,701     $    1,384,878     $    1,158,091
                                                       ================   ================   ================   ================

NET INCOME PER SHARE                                     $        0.31     $         0.25     $         0.56     $         0.47
                                                       ================   ================   ================   ================
Weighted average shares outstanding                          2,527,362          2,484,337          2,527,362          2,482,799
                                                       ================   ================   ================   ================

NET INCOME PER SHARE - DILUTED                           $        0.30     $         0.25     $         0.54     $         0.46
                                                       ================   ================   ================   ================
Weighted average shares outstanding - diluted                2,603,447          2,513,428          2,596,394          2,510,951
                                                       ================   ================   ================   ================

                See notes to consolidated financial statements

KOALA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
--------------------------------------------------------------------------------

                                                                             Six months ended June 30,
                                                                           -----------------------------
                                                                             1998               1997
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 1,408,939       $ 1,158,091
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                             116,375            43,026
      Amortization                                                             130,758            62,626

      (Increase) decrease in assets:
         Accounts receivable, trade                                             (3,417)         (339,663)
         Refundable income taxes                                                74,523           338,200
         Inventories                                                          (330,639)         (159,307)
         Prepaid expenses                                                     (422,685)         (196,441)

      Increase (decrease) in liabilities:
         Accounts payable                                                     (444,337)          359,392
         Accrued expenses                                                       54,509           351,266
         Accrued income taxes                                                 (201,057)           70,788
                                                                           -----------       -----------
Net cash provided by operating activities                                      382,969         1,687,978
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for capital expenditures                                           (295,939)         (271,433)
  Purchase of Delta Play, Ltd., net of cash acquired                                 -        (4,592,219)
  Payments for patents and intangibles                                         (53,821)          (13,151)
                                                                           -----------       -----------
Net cash used by investing activities                                         (349,760)       (4,876,803)
                                                                           -----------       -----------
Effect of exchange rate changes on cash                                        (24,061)                -

NET INCREASE (DECREASE) IN CASH                                                  9,148        (3,188,825)

Cash at beginning of period                                                  1,832,677         3,442,601
                                                                           -----------       -----------
Cash at end of period                                                      $ 1,841,825       $   253,776
                                                                           ===========       ===========

                See notes to consolidated financial statements

                               KOALA CORPORATION
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)


1.   Description of business and principles of consolidation:

     Nature of operations:

     Koala Corporation and its wholly owned subsidiaries ( the "Company") is a leading designer, producer and worldwide marketer of innovative commercial products, systems and solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, children's activity products and children's indoor and outdoor modular play equipment.

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


2.   Unaudited information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's 10-KSB for the year ended December 31, 1997 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operation for the interim period ended June 30, 1998 are not necessarily indicative of the results for a full year.

3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of June 30, 1998 and December 31, 1997, consists of the following:

                                 June 30,1998        December 31, 1997
                                 ------------        -----------------
     Raw materials                 $  822,279            $  605,066
     Finished goods                   611,715               498,289
                                   ----------            ----------

                                   $1,433,994            $1,103,355
                                   ==========            ==========

                               KOALA CORPORATION
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

4.   Credit Facility:

     The Company obtained a $2.0 million unsecured line of credit in June, 1997. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates on June 24, 1999. There were no amounts outstanding under the credit facility as of June 30, 1998.


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

     There is no difference between after tax earnings for calculation of basic earnings per share versus diluted earnings per share. The reconciliation of the weighted average shares outstanding for purposes of calculating basic earnings per share versus diluted earnings per share is as follows:

                                            June 30,1998  June 30, 1997
                                            ------------  -------------
      Weighted average shares
        outstanding for basic EPS             2,527,362      2,482,799
      Effect of dilutive securities:
         Employee Stock Options                  69,032         26,244
         Warrants                                     0          1,908
                                              ---------      ---------
       Dilutive potential common shares          69,032         28,152
                                              ---------      ---------

       Weighted average shares
       outstanding for diluted EPS            2,596,394      2,510,951
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

                               KOALA CORPORATION
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

6.   Acquisition of Delta Play, Ltd.: (Continued)

     As initial consideration, the Company paid $4,180,609 cash and issued 40,000 shares of the Company's common stock valued at $600,000. In addition, costs related to the acquisition of approximately $456,000 were incurred and capitalized as goodwill. The purchase agreement also provides for additional consideration in the form of cash payments if certain operating performance criteria are met by Delta over the twelve month period from June 1, 1997 to May 31, 1998. The range of additional consideration is C$900,000 (US$648,000) to C$1,500,000 (US$1,080,000) and
     if minimum performance is not achieved, no additional consideration will be payable. Any subsequent payment will be allocated to cost in excess of the fair value of assets acquired.

     The pro forma unaudited results of operations for the six months ended June 30, 1997, assuming consummation of the purchase as of January 1, 1997, are as follows:

            Net sales                              $7,170,000
            Net income                             $1,256,000
            Net income per share                   $      .49


7.   Foreign Currency Translation:

     The financial statements of the Company's subsidiary located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in other comprehensive income, a separate component of shareholders' equity. Income and expense items are translated at average rates of exchange. Gains and losses on foreign currency transactions of these subsidiaries are included in net earnings.

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

                               KOALA CORPORATION
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

9.   Subsequent events:

     On August 14, 1998, the Company entered into an agreement to purchase the combined assets of Park Structures, Inc. and Park Structures Sales, Inc. ("Park Structures") in consideration for up to $18.7 million in cash and common stock of Koala Corporation. Park Structures produces and markets children's outdoor modular play systems for municipalities, parks, public and private schools, day care centers and private developers. Closing of the Park Structures acquisition will occur simultaneously with closing of a secondary public offering of the Company's common stock. The Company plans to issue approximately 1,000,000 shares of common stock pursuant to the proposed secondary offering.

     The Company has determined the additional consideration pursuant to the Delta purchase agreement will be paid August 1998. The Company estimated additional consideration totaling approximately $640,000 will be payable, and accordingly, has recorded $640,000 to intangibles and accounts payable at June 30, 1998.

     In January 1998, the Company authorized the amendment and restatement of the 1995 Koala Corporation Stock Option Plan to grant an additional 250,000 shares and allow the transfer of non-qualified stock options to family members without Board of Directors approval or to non-employees with Board of Directors approval. The amendment and restatement was approved by the Company's shareholders' at its annual shareholders meeting in May 1998.

     FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a major product, the Koala Bear Kare(R) Baby Changing Station, which has generated a substantial amount of the Company's revenues; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the potential that the proposed acquisition of Park Structures discussed below does not close; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on Mark Betker, its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the success of its Koala Kare marketing strategy; its dependence on suppliers for manufacture of some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; and potential product liability risk associated with its existing and future products.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPONENTS OF SALES AND EXPENSE

The Company's revenues are derived primarily from the sale of Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles, and Booster Buddy seats which are sold primarily to commercial, institutional, and recreational facilities such as shopping centers, retail establishments, restaurants, sports and recreational facilities, and other public buildings. In addition, in furtherance of the Company's "Koala Kare" strategy discussed below, the Company acquired certain assets of Activities Unlimited, a developer and distributor of commercial-use children's activities products at the end of first quarter 1996, and Delta Play, Ltd. ("Delta"), a leading provider of custom indoor modular play systems, in June 1997. Revenues from these acquired product lines have reduced the Company's dependency on revenues from Baby Changing Stations.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPONENTS OF REVENUE AND EXPENSES (CONTINUED)

The Company's quarterly revenues and net income are subject to fluctuation based on customer order patterns and Company shipping activity. Because of these fluctuations, comparisons of operating results from quarter to quarter for the current year or for comparable quarters of the prior year may be difficult. Except as set forth below, these fluctuations are not expected to be significant when considered on an annual basis. In addition, because the Delta acquisition was effective June 1, 1997, the Company's second quarter of 1998 includes the results of three months of operations from Delta, while the second quarter of 1997 includes only the results one month of operations.


RECENT ACQUISITION

In June 1997, the Company acquired substantially all of the assets of Delta for cash and stock totaling $4,780,609. Based in Vancouver, British Columbia, Delta and its affiliates generated operating income before taxes of approximately $1.1 million (U.S.) on sales of $4.5 million (U.S.) for its fiscal year ended March 31, 1997.

Primary customers for Delta's play systems include family entertainment centers, quick service restaurants, shopping centers and theme parks. Delta's markets are global in nature, with over one-half of sales occurring outside of North America during the fiscal year ended March 31, 1997. The Delta acquisition is intended to add to Koala's expanding umbrella of product lines under its "Koala Kare" marketing strategy. This strategy is intended to allow Koala to target a much broader age group within the commercial child protection and activities market and to help further establish Koala as a leading provider of products that help commercial organizations create "family friendly" atmospheres for their patrons.

Recent Developments

On August 14, 1998, the Company entered into an agreement to purchase the combined assets of Park Structures, Inc. and Park Structures Sales, Inc. ("Park Structures") in consideration for up to $18.7 million. Park Structures produces and markets children's outdoor modular play systems for municipalities, parks, public and private schools, day care centers and private developers. Closing of the Park Structures acquisition will occur simultaneously with closing of a proposed secondary offering.

The Park Structures acquisition is the Company's third business acquisition in three years and further broadens the Company's product lines. The acquisition complements the Company's June 1997 acquisition of a line of children's indoor modular play systems and also affords the Company an opportunity to sell its family convenience and children's activity products into new markets. Park Structures will receive $12.7 million in cash at closing and is entitled to receive up to an additional $6.0 million, of which $4.5 million is payable in cash and $1.5 million is payable in common stock of the Company, if certain earnings targets are met. Over the four years ended December 31, 1997, Park Structures' sales have grown at a compound average rate of 34%.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Sales increased 46% to $4,429,581 for the second quarter of 1998 compared to $3,040,822 for the second quarter of 1997. Sales from Delta following the Delta acquisition and the sales and marketing strategy implemented by the Company contributed to the additional sales revenue for 1998. As noted above, sales for the three months ended June 30, 1998 reflect three months contribution from Delta, while sales for the three months ended June 30, 1997 reflect only one month.

Gross profit for the second quarter of 1998 was $2,541,524 (57% of sales) compared with $1,849,393 (61% of sales) for the second quarter of 1997. The gross profit percentage for the second quarter 1998 decreased from the gross profit achieved for second quarter 1997 primarily because of the lower margins achieved on Delta's sales along with a higher proportion of sales of Koala products into distribution channels, where reduced margins are realized.

Selling, general, and administrative expenses increased for the second quarter of 1998 to $1,309,598 (30% of sales) from $876,776 (29% of sales) for the same period in 1997. Sales and marketing expenses increased $292,522 for the second quarter of 1998 compared to second quarter of 1997. These cost increases were due to the inclusion of Delta and a higher level of sales achieved, and included costs for various marketing programs, commissions paid to manufacturers sales representatives and salaries of the sales and marketing personnel added in the second quarter of 1998. These costs were incurred in furtherance of the Company's sales and marketing strategies.

General and administrative expenses increased $140,300 for the second quarter of 1998 compared to the second quarter of 1997. The increase in general and administrative expenses was primarily the result of the inclusion of Delta and the addition of a General Manager and Controller to Koala's administrative staff.

Net income for the second quarter of 1998 was $773,590 (17% of sales) compared with $627,701 (21% of sales) for the second quarter of 1997. This represents a 23% increase in net income. The lower margins obtained from Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the second quarter of 1998 increased 19% compared to the second quarter of 1997. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of approximately 90,000 shares.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Sales increased 59.6% to $8,443,575 for the six months ended June 30, 1998 compared to $5,291,994 for the six months ended June 30, 1997. A majority of the increase resulted from sales of children's indoor modular play equipment, a product line acquired effective June 1, 1997. Focused sales and marketing programs that the Company implemented for the family convenience and children's activity product lines also contributed to the increased sales.

Gross profit increased 42.5% to $4,813,595 for the six months ended June 30, 1998 compared to $3,377,451 for the six months ended June 30, 1997. As a percentage of sales, gross profit decreased in the 1998 period compared to the 1997 period primarily because of a change in product mix that included sales of children's indoor modular play equipment along with a higher proportion of sales of family convenience and children's activity products through dealer channels, where lower gross profit margins are realized. Gross profit was also impacted by higher depreciation charges arising from capitalized tooling expenditures from new products added in 1997.

Selling, general and administrative expense increased 58.9% to $2,538,619 for the six months ended June 30, 1998 compared to $1,597,562 for the six months ended June 30, 1997. Sales and marketing expense increased 60.3% to $1,652,309 for the six months ended June 30, 1998 compared to $1,030,759 for the six months ended June 30, 1997. These cost increases were due to the inclusion of the children's indoor modular play equipment line and the higher level of sales achieved and included costs for various marketing programs, commissions paid to manufacturer's sales representatives and salaries of sales and marketing personnel added subsequent to the 1997 period. General and administrative expense increased 56.4% to $886,310 for the six months ended June 30, 1998 compared to $566,803 for the six months ended June 30, 1997. The increase in general and administrative expense was primarily the result of the inclusion of the children's indoor modular play equipment line and the addition of a general manager and controller to Koala's administrative staff as well as increased depreciation charges for new products implemented in 1997.

The Company's effective tax rates were 35.5% for both the six months ended June 30, 1998 and 1997.

Net income increased 21.7% to $1,408,939 for the six months ended June 30, 1998 compared to $1,158,091 for the six months ended June 30, 1997. As a percentage of sales, net income declined during the 1998 period compared to the 1997 period primarily due to the inclusion of the children's modular play equipment line in the product mix. Net income per share (diluted) increased 17.4%, or $.08, to $.54 for the six months ended June 30, 1998 compared to $.46 for the six months ended June 30, 1997. The percentage increase in net income per share was lower than the percentage increase in net income as a result of an increase of 85,000 shares in the weighted average number of shares outstanding.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for the six months ended June 30, 1998 and 1997 was $382,969 and $1,687,978, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 is due primarily to a combination of an increase in inventories of raw materials and finished goods during the six months ended June 30, 1998, a decrease in accounts payable and increases in prepaid expenses during the 1998 period and the receipt of a large tax refund in March 1997.

Working capital as of June 30, 1998 and December 31, 1997 was $4,587,361 and $3,945,110 respectively, and cash balances were $1,841,825 and $1,832,677 for the same periods, respectively.

The Company has used its operating cash flow primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used by investing activities was $4,876,807 and $349,760 for the six months ended June 30, 1997 and 1998, respectively. In 1997, substantially all of the cash was used to purchase the children's modular play equipment assets, with the balance primarily devoted to capital expenditures. Net cash used by investing activities for the six months ended June 30, 1998 relate to capital expenditures for leasehold improvements on a new facility in British Columbia, tooling and computer hardware and software and patents and intangibles. The Company does not anticipate any extraordinary capital expenditures in the near future.

The Company obtained a $2.0 million unsecured line of credit from a bank in June 1997. The Company borrowed $500,000 on the line to fund operations after the acquisition of the children's modular play equipment line in July 1997 and repaid the loan from cash flow later in the same month. Management expects to use the credit facility periodically for short-term working capital needs and for short-term financing of future acquisitions. The interest rate on amounts borrowed under the line of credit ranges from LIBOR plus 2.25% to LIBOR plus 2.75%. There were no amounts outstanding under the credit facility as of June 30, 1998.


YEAR 2000

The Company has developed a plan to make its information technology ready for the year 2000 and believes that its critical data processing systems are currently ready for the year 2000. The Company has initiated communications with all of its significant suppliers and customers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to make their own systems Year 2000 compliant. Although the Company has not received responses from all of these suppliers and customers, it does not foresee any significant problems with this issue, and is developing contingency plans to mitigate any possible disruptions.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

                          PART II - OTHER INFORMATION

ITEM 1 - 3.  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On May 19, 1998, the Company held its Annual Meeting of Shareholders. At such meeting, the Company's shareholders ( i ) elected five directors to serve until the Company's next annual meeting, ( ii ) amended and restated the Koala Corporation 1995 Stock Option Plan, and ( iii ) approved the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the year ended December 31, 1998. The number of votes cast in matters is set forth below:

1.  Election of Directors

                                                        VOTES AGAINST OR                            BROKER
                                                        ----------------                            ------
NAME                              VOTES FOR                 WITHHELD            ABSTENTIONS        NON-VOTES
----                              ---------                 --------            -----------        ---------
Mark A. Betker                    2,231,155                  8,351                    0                  0

Michael C.                        2,230,905                  8,601                    0                  0
 Franson

Thomas W. Gamel                   2,231,155                  8,351                    0                  0

John T. Pfannenstein              2,231,155                  8,351                    0                  0

Ellen S. Robinson                 2,230,605                  8,901                    0                  0

2.   Amend and Restate the Koala Corporation 1995 Stock Option Plan (the "Plan")

   Votes For     Votes Against or Withheld     Abstentions     Broker Non-Votes
   ---------     -------------------------     ------------    ----------------

   1,158,687             99,855                   13,722            544,242


3.   Approval of Appointment of Ernst & Young LLP

   Votes For     Votes Against or Withheld     Abstentions     Broker Non-Votes
   ---------     -------------------------     -----------     ----------------

   2,229,611              4,896                    4,999                  0


ITEM 5.  OTHER

     SUBMISSION OF SHAREHOLDER PROPOSALS

     Proposals by Shareholders of the Company to be presented at the next Annual Meeting of Shareholders must be received by the Company on or before December 20, 1998 to be included in the Company's Proxy Statement and proxy for that meeting. If a Shareholder intends to submit a proposal at the meeting that is not included in the Company's proxy statement, and the Shareholder fails to notify the Company prior to March

9, 1999 of such proposal, then the proxies appointed by the Company's management would be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement. The proponent must be a record or beneficial owner entitled to vote on his or her proposal at the next Annual Meeting and must continue to own such security entitling him or her to vote through that date on which the Meeting is held. The proponent must own 1% or more of the outstanding shares, or $1,000.00 in market value, of the Company's common stock and must have owned such shares for one year in order to present a shareholder proposal to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                Exhibit 27.1           Financial Data Schedule.
                Exhibit 27.2           Financial Data Schedule, restated.

         (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

August 12, 1998                 /s/Mark A. Betker
----------------------          ---------------------------------------------
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)


August 12, 1998                 /s/Jeffrey L. Vigil
----------------------          ---------------------------------------------
                                Vice President Finance and Administration
                                (Principal Financial and Accounting Officer)