Form 10QSB
period 1998-09-30
KOALA CORP /CO/
filed 1998-11-16
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     September  30, 1998
                                                    ---------------------
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT
         For the transition period from ____________ to   _______________

                         Commission file number 0-22464
                                               ---------

                                KOALA CORPORATION
                                -----------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                          84-1238908
--------------------------------               ---------------------------------
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


--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value as of September 30, 1998 was 2,527,362 shares.


Transitional Small Business Disclosure Format (Check one):
   Yes.....    No...X...

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                     September 30,      December 31,
                                                                         1998              1997
                                                                      ----------        ----------
                                                                     (Unaudited)
                                ASSETS
Current Assets:
  Cash and cash equivalents                                           $1,187,522        $1,832,677
  Accounts receivable, less allowance for doubtful accounts
     of  $45,054 in 1998 and $45,703  in 1997                          3,229,418         2,212,802
  Refundable income taxes                                                      -            74,523
  Inventories                                                          1,708,608         1,103,355
  Prepaid expenses                                                       693,622           416,120
  Deferred offering and acquisition costs                                251,000                 -
  Deferred income taxes                                                   14,314            14,314
                                                                     -----------       -----------
     Total current assets                                              7,084,484         5,653,791
                                                                     -----------       -----------
Property and equipment                                                 1,972,848         1,561,324
 Less accumulated depreciation and amortization                          508,082           322,616
                                                                     -----------       -----------
                                                                       1,464,766         1,238,708
                                                                     -----------       -----------
Other Assets:
  Intangibles, net of accumulated amortization
    of $699,466 in 1998, and $496,221 in 1997                          8,534,896         8,064,301
                                                                     -----------       -----------
                                                                     $17,084,146       $14,956,800
                                                                     ===========       ===========
                  LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $1,328,002        $1,312,518
  Accrued expenses and income taxes                                      389,136           396,163
                                                                     -----------       -----------
     Total current liabilities                                         1,717,138         1,708,681
                                                                     -----------       -----------

Deferred income taxes                                                    398,047           398,047
                                                                     -----------       -----------

Shareholders' Equity:
  Preferred stock, no par value; 1,000,000 shares authorized;
     none issued and outstanding                                               -                 -
  Common stock, $.10 par value; 10,000,000 shares authorized;
     issued and outstanding 2,527,362 in 1998 and 1997                   252,736           252,736
  Additional paid-in capital                                           5,307,988         5,307,988
  Other comprehensive income                                            (127,971)          (25,124)
  Retained earnings                                                    9,536,208         7,314,472
                                                                     -----------       -----------
     Total stockholders' equity                                       14,968,961        12,850,072
                                                                     -----------       -----------
                                                                     $17,084,146       $14,956,800
                                                                     ===========       ===========

                 See notes to consolidated financial statements

KOALA CORPORATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                    ----------------------------------   ----------------------------------
                                                            1998               1997               1998              1997
                                                    ---------------    ---------------   -----------------  ---------------
Sales                                                   $5,048,932         $4,048,932         $13,492,507       $9,340,926
Cost of sales                                            2,347,158          1,700,986           5,977,138        3,615,529
                                                    ---------------    ---------------   -----------------  ---------------
Gross profit                                             2,701,774          2,347,946           7,515,369        5,725,397

Selling, general and administrative expenses             1,356,002          1,260,246           3,894,621        2,857,808
Amortization of intangibles                                 65,379             71,625             196,137          134,251
                                                    ---------------    ---------------   -----------------  ---------------
Income from operations                                   1,280,393          1,016,075           3,424,611        2,733,338
                                                    ---------------    ---------------   -----------------  ---------------
Other (income) expense                                      20,244            (19,314)            (19,940)         (97,541)
                                                    ---------------    ---------------   -----------------  ---------------
Income before income taxes                               1,260,149          1,035,389           3,444,551        2,830,879
Provision for income taxes                                 447,352            367,563           1,222,815        1,004,962
                                                    ---------------    ---------------   -----------------  ---------------
Net income                                                $812,797           $667,826          $2,221,736       $1,825,917
                                                    ===============    ===============   =================  ===============


Other comprehensive income                                 (78,786)                 -            (102,847)               -
                                                    ---------------    ---------------   -----------------  ---------------

Comprehensive income                                      $734,011           $667,826          $2,118,889       $1,825,917
                                                    ===============    ===============   =================  ===============


Net income per share                                         $0.32              $0.27               $0.88            $0.73
                                                    ===============    ===============   =================  ===============

Weighted average shares outstanding                      2,527,362          2,523,072           2,527,362        2,496,223
                                                    ===============    ===============   =================  ===============


Net income per share - diluted                               $0.32              $0.26               $0.86            $0.72
                                                    ===============    ===============   =================  ===============

Weighted average shares outstanding - diluted            2,571,265          2,585,410           2,588,018        2,535,770
                                                    ===============    ===============   =================  ===============

                 See notes to consolidated financial statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                         1998             1997
                                                                         ----             ----
Cash flows from operating activities:
  Net income                                                            $2,221,736       $1,825,917
  Adjustments to reconcile net income to

      Depreciation                                                         186,926           92,287
      Amortization                                                         196,137          134,251

      (Increase) decrease in assets:
         Accounts receivable, trade                                       (974,233)        (604,481)
         Refundable income taxes                                            74,523          338,200
         Inventories                                                      (643,853)           2,115
         Prepaid expenses                                                 (292,528)        (395,283)
         Deferred offering and acquisition costs                          (251,000)               0
      Increase (decrease) in liabilities:
         Accounts payable                                                   58,524          706,829
         Accrued expenses                                                  107,874         (102,742)
         Accrued income taxes                                             (119,924)         213,937
                                                                        ----------       ----------
Net cash provided by operating activities                                  564,182        2,211,030
                                                                        ----------       ----------

Cash flows from investing activities:
  Payments for capital expenditures                                       (430,479)        (401,124)
  Purchase of Delta Play, Ltd., net of cash acquired                      (610,160)      (4,594,455)
  Payments for patents and intangibles                                     (65,851)         (20,461)
                                                                        ----------       ----------
Net cash used by investing activities                                   (1,106,490)      (5,016,040)
                                                                        ----------       ----------

Effect of exchange rate changes on cash                                   (102,847)               -
                                                                        ----------       ----------

Net (decrease) in cash                                                    (645,155)      (2,805,010)

Cash at beginning of period                                              1,832,677        3,442,601
                                                                        ----------       ----------
Cash at end of period                                                   $1,187,522         $637,591
                                                                        ==========       ==========


                 See notes to consolidated financial statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)


1.   Description of business and principles of consolidation:

     Nature of operations:

     Koala Corporation, together with its wholly owned subsidiaries ( the "Company"), is a leading designer, producer and worldwide marketer of innovative commercial products, systems and solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, children's activity products and children's indoor and outdoor modular play equipment.

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

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended September 30, 1998 are not necessarily indicative of the results for a full year.


3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of September 30, 1998 and December 31, 1997, consists of the following:

                                     September 30,1998    December 31, 1997
                                     -----------------    -----------------

     Raw materials                      $1,024,828           $  605,066
     Finished goods                        683,780              498,289
                                        ----------           ----------
                                        $1,708,608           $1,103,355
                                        ==========           ==========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

4.  Credit Facility:

     The Company obtained a $2.0 million unsecured line of credit in June 1997. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates on June 24, 1999. There were no amounts outstanding under the credit facility as of September 30, 1998.


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

     There is no difference between after tax earnings for calculation of basic earnings per share versus diluted earnings per share. The reconciliation of the weighted average shares outstanding for purposes of calculating basic earnings per share versus diluted earnings per share is as follows:

                                                              September 30,
                                                         1998              1997
                                                         ----              ----
Weighted average shares
    outstanding for basic EPS ................        2,527,362        2,496,223
Effect of dilutive securities:
         Employee stock options ..............           60,656           37,871
         Warrants ............................                0            1,676
                                                      ---------        ---------
Dilutive potential common shares .............           60,656           39,547
                                                      ---------        ---------

Weighted average shares
outstanding for diluted EPS ..................        2,588,018        2,535,770
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

     As initial consideration, the Company paid $4,180,609 cash and issued 40,000 shares of the Company's common stock valued at $600,000. In addition, costs related to the acquisition of approximately $456,000 were incurred and capitalized as goodwill. The purchase agreement also provided for additional consideration in the form of cash payments if certain operating performance criteria were met by Delta over the 12 month period from June 1, 1997 to May

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTMBER 30, 1998 AND 1997

                                   (UNAUDITED)

6.   Acquisition of Delta Play, Ltd.: (continued)

     31, 1998. In August 1998, the Company paid $610,160 in additional consideration pursuant to the earnout provisions of the Delta purchase agreement. The additional consideration paid was treated as goodwill and recorded to intangibles on the balance sheet.

     The pro forma unaudited results of operations for the nine months ended September 30, 1997, assuming consummation of the purchase as of January 1, 1997, are as follows:


                   Net sales                                   $11,119,400
                   Net income                                   $1,929,200
                   Net income per share - diluted                    $0.74


7.  Comprehensive Income:

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

8.   Stock Option Plan:

     In January 1998, the Company authorized the amendment and restatement of the 1995 Koala Corporation Stock Option Plan to grant an additional 250,000 shares and allow the transfer of non-qualified stock options to family members without Board of Directors approval or to non-employees with Board of Directors approval. The amendment and restatement was approved by the Company's shareholders at its annual shareholders meeting in May 1998.

 9.  Pending Acquisition:

     On August 13, 1998, the Company entered into an agreement to purchase the combined assets of Park Structures, Inc. and Park Structures Sales, Inc. ("Park Structures") in consideration for up to $18.7 million in cash and common stock of Koala Corporation. Park Structures produces and markets children's outdoor modular play systems for municipalities, parks, public and private schools, day care centers and private developers. Closing of the Park Structures acquisition will occur simultaneously with closing of a secondary public offering of the Company's common stock. The Company plans to issue approximately 1,000,000 shares of common stock pursuant to the proposed secondary offering.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Koala Corporation is a leading designer, producer and worldwide marketer of innovative commercial products, systems and solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, children's activity products and children's modular play equipment. The Koala Bear Kare Baby Changing Station, the Company's initial product, has been installed in approximately 300,000 public restrooms worldwide. The Baby Changing Station has provided the foundation for the Company's growth and brand name recognition.

The Company markets its products, systems and custom solutions to a wide range of businesses and public facilities that serve customers and vistors who bring children to their establishments. Koala markets its products through an intergrated program of direct sales and distribution through a network of independent manufacturer's sales representatives and dealers. Since 1995, the Company has increased its sales and marketing efforts through the addition of manufacturer's sales representatives, dealers and Company sales representatives.

Components of Sales and Expense

The Company's sales are derived primarily from the sale of its family convenience products, which include Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat
Kradles, and Booster Buddy seats. These products are sold primarily to commercial, institutional, and recreational facilities such as shopping centers, retail establishments, restaurants, sports and recreational facilities, and other public buildings.

In addition, in furtherance of the Company's "Koala Kare" marketing strategy, the Company acquired certain assets of Activities Unlimited, a developer and distributor of commercial-use children's activities products at the end of first quarter 1996, and Delta Play, Ltd. ("Delta"), a leading provider of custom indoor and outdoor modular play systems, in June 1997. Sales from these acquired product lines have reduced the Company's dependency on revenues from Baby
Changing Stations. The Company recognizes sales at the time its products are shipped.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Components of Sales and Expenses (continued)

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

Selling, general, and administrative expenses consist primarily of executive and office salaries, related payroll taxes, advertising expenses, commissions paid to manufacturers's sales representatives and other miscellaneous selling expenses.

The Company provides limited warranties for its products. The Company has experienced minimal returns and warranty claims, and therefore no accrual has been made for future claims.

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

Closing of the Park Structures acquisition will occur simultaneously with closing of a proposed secondary offering. The closing was scheduled to occur by October 31, 1998. The Company has extended the closing date to December 31, 1998 due to the impact of market conditions on its ability to complete the public offering. The Company is considering other options to finance the acquisition if the public offering is not completed. There can be no assurance that the acquisition will be completed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended Sept. 30, 1998 Compared to Three Months Ended Sept. 30, 1997

Sales increased 25% to $5,048,932 for the third quarter of 1998 compared to $4,048,932 for the third quarter of 1997. Sales from Delta provided the majority of the increase, while the sales and marketing strategy implemented by the Company for the family convenience and children's activity products also contributed to the additional sales growth for 1998.

Gross profit for the third quarter of 1998 was $2,701,774 (54% of sales) compared with $2,347,946 (58% of sales) for the third quarter of 1997. The gross profit percentage for the third quarter 1998 decreased from the gross profit achieved for third quarter 1997 primarily because of an increased proportion of Delta sales, which realize a lower margin, along with a higher proportion of sales of family convenience and children's activity products through dealer channels, where reduced margins are realized.

Selling, general and administrative expenses increased for the third quarter of 1998 to $1,356,002 (27% of sales) from $1,260,246 (31% of sales) for the same period in 1997. Sales and marketing expenses increased $104,829 for the third quarter of 1998 compared to third quarter of 1997. This increase is primarily due to variable sales expenses such as advertising costs and commissions paid that have increased because of the sales increases. General and administrative expenses decreased $9,073 for the third quarter of 1998 compared to the third quarter of 1997. The slight decrease in general and administrative expenses was primarily due to the fact that most of the administrative cost infrastructure was put in place by the third quarter of 1997 and has remained fixed in nature.

Net income for the third quarter of 1998 was $812,797 (16% of sales) compared with $667,826 (16% of sales) for the third quarter of 1997. This represents a 22% increase in net income. Net income per share-diluted for the third quarter of 1998 increased 23% compared to the third quarter of 1997.

Nine Months Ended Sept. 30, 1998 Compared to Nine Months Ended Sept. 30, 1997

Sales increased 44% to $13,492,507 for the nine months ended September 30, 1998 compared to $9,340,926 for the nine months ended September 30, 1997. A majority of the increase resulted from sales of children's indoor modular play equipment, a product line acquired effective June 1, 1997. The sales and marketing programs that the Company implemented for the family convenience and children's activity product lines also contributed to the increased sales.

Gross profit increased 31% to $7,515,369 for the nine months ended September 30, 1998 compared to $5,725,397 for the nine months ended September 30, 1997. As a percentage of sales, gross profit decreased in the 1998 period compared to the 1997 period primarily because of a change in product mix that included sales of children's indoor modular play equipment along with a higher proportion of sales of family convenience and children's activity products through dealer channels, where lower gross profit margins are realized.

Selling, general and administrative expense increased 36% to $3,894,621 for the nine months ended September 30, 1998 compared to $2,857,808 for the nine months ended September 30, 1997. Sales and marketing expense increased 33% to $2,555,352 for the nine months ended September 30, 1998 compared to $1,921,963 for the nine months ended September 30, 1997. These cost increases were due to the inclusion of the children's indoor modular play equipment line and the higher level of sales achieved and included costs for various marketing programs, commissions paid to manufacturer's sales

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended Sept. 30, 1998 Compared to Nine Months Ended Sept. 30, 1997 (continued)

representatives and salaries of sales and marketing personnel added subsequent to the 1997 period. General and administrative expense increased 43% to $1,339,269 for the nine months ended September 30, 1998 compared to $935,845 for the nine months ended September 30, 1997. The increase in general and administrative expense was primarily the result of the inclusion of the children's indoor modular play equipment line.

The Company's effective tax rates were 35.5% for both the nine months ended September 30, 1998 and 1997.

Net income increased 22% to $2,221,736 for the nine months ended September 30, 1998 compared to $1,825,917 for the nine months ended September 30, 1997. As a percentage of sales, net income declined during the 1998 period compared to the 1997 period primarily due to the inclusion of the children's modular play equipment line in the product mix. Net income per share-diluted increased 19%, or $.14, to $.86 for the nine months ended September 30, 1998 compared to $.72 for the nine months ended September 30, 1997. The percentage increase in net income per share-diluted was lower than the percentage increase in net income as a result of an increase of 52,248 shares in the weighted average number of shares outstanding.

Liquidity and Capital Resources

The Company's free cashflow, defined as net income plus non-cash items, increased by $559,452 to $2,611,907 for the nine months ended September 30, 1998 from $2,052,455 for the nine months ended September 30, 1997. The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 1998 and 1997 was $564,182 and $2,211,030, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 is due primarily to a combination of an increase in accounts receivable due to a 44% increase in year over year sales, increased investment in inventory levels of raw materials and finished goods to support the sales growth, a decrease of accounts payable and increases in prepaid expenses and deferred offering and acquisition costs during the 1998 period and the receipt of a large tax refund in March 1997.

Working capital as of September 30, 1998 and December 31, 1997 was $5,367,346 and $3,945,110, respectively, and cash balances were $1,187,522 and $1,832,677 at the same dates.

The Company has used its operating cash flow primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used by investing activities was $5,016,040 and $1,106,490 for the nine months ended September 30, 1997 and 1998, respectively. In 1997, substantially all of the cash was used to purchase the children's modular play equipment assets, with the balance primarily devoted to capital expenditures. Net cash used by investing activities for the nine months ended September 30, 1998 relate to capital expenditures for leasehold improvements on a new facility in British Columbia, tooling, computer hardware and software, patents and intangibles. The Company also paid $610,160 of additional consideration under the earn-out provisions of the Delta purchase agreement in August 1998. The Company does not anticipate any extraordinary capital expenditures in the near future.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

The Company obtained a $2.0 million unsecured line of credit from a bank in June 1997. The Company borrowed $500,000 on the line to fund operations after the acquisition of the children's modular play equipment line in July 1997 and repaid the loan from cash flow later in the same month. Management expects to use the credit facility periodically for short-term working capital needs and for short-term financing of future acquisitions. The interest rate on amounts borrowed under the line of credit ranges from LIBOR plus 2.25% to LIBOR plus 2.75%. There were no amounts outstanding under the credit facility as of September 30, 1998.

As discussed above, Park Structures is entitled to receive up to an additonal $4.5 million in cash if certain earnings targets are met. The Company anticipates that such payments would be funded from existing cash balances, cash flow from operations and short-term borrowings under the line of credit. The Company believes that cash flow from operations will be sufficient to fund its operations for the foreseeable future.

Year 2000

The Company has developed a plan to make its information technology ready for the Year 2000 and believes that its critical data processing systems are currently ready for the Year 2000. The Company has expended approximately $20,000 to upgrade its systems to be Year 2000 compliant.

Material disruptions to the operations of the Company's major customers and suppliers as a result of Year 2000 issues could have a material adverse impact on the Company's operations and financial condition. The Company has initiated communications with all of its significant suppliers and customers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to make their own systems Year 2000 compliant. Although the Company has not received responses from all of these suppliers and customers, it does not foresee any significant problems with this issue, and is developing contingency plans to mitigate any possible disruptions.

New Accounting Standards

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Acivities, which is required to be adopted in years beginning after June 15, 1998. Management does not anticipate that the adoption of this statement will have a significant effect on earnings or the financial position of the Company.

                           PART II - OTHER INFORMATION

Item 1 - 4.  None


Item 5. Submission of Shareholder Proposals

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

               Exhibit 27.1      Financial Data Schedule.
               Exhibit 27.2      Financial Data Schedule, restated.

(b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

November 16, 1998                /s/Mark A. Betker
-----------------                --------------------------------------------
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)


November 16, 1998                /s/Jeffrey L. Vigil
-----------------                --------------------------------------------
                                 Vice President Finance and Administration
                                 (Principal Financial and Accounting Officer)