Form 10KSB
period 1998-12-31
KOALA CORP /CO/
filed 1999-02-19
CIK 913285

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-KSB

         X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----                 EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       _____            SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-22464

                               KOALA CORPORATION
                (Name of Small Business Issuer in Its Charter)

            Colorado                                   84-1238908
(State of Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)


                       11600 East 53rd Avenue,   Unit D
                            Denver, Colorado 80239
                   (Address of Principal Executive Offices)

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

                            X    Yes         ___  No
                           ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State the issuer's revenues for its most recent fiscal year:  $19,100,765

As of February 5, 1999, the aggregate market value of the voting stock held by nonaffiliates of the issuer computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market was approximately $60,818,921.

As of February 5, 1999, there were outstanding 3,027,362 shares of the issuer's Common Stock, $.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" below.


                                    BUSINESS

  Koala Corporation ("Koala" or the "Company"), a Colorado corporation, is a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, such as baby changing stations and high chairs; children's activity products, such as activity tables and activity carpets; and children's modular play equipment. The Company intends to capitalize on brand name recognition established through its market-leading Koala Bear Kare Baby's Changing Station, which has been installed in approximately 300,000 public restrooms worldwide. The Company's sales have grown from $3.8 million in 1993 to $19.1 million in 1998. Net income has grown from $1.0 million in 1993 to $3.1 million in 1998.

  The Company markets its products, systems and custom solutions to a wide range of businesses and public facilities that serve customers and visitors who bring children to their establishments. The Company's customers include Walt Disney World, The Mayo Clinic, Target Stores, McDonalds, Pizza Hut, Burger King franchises and many other customers in the retail, health care, supermarket, entertainment venue and numerous other markets. Management believes that the Koala Bear Kare brand is widely recognized among family-friendly businesses and their customers.

  The Company provides high-quality products with design features that cater to the needs of its customers. The Company believes that competition in its various product categories is fragmented and that Koala benefits from offering a broad selection of branded products to its customers. The Company intends to continue providing family-friendly products, systems and custom solutions through strategic initiatives including: capitalizing on brand recognition; maximizing market penetration; acquiring complementary businesses and products; maintaining low cost, high quality production; developing new solutions and enhanced products; and expanding its international marketing.

  On December 16, 1998, the Company purchased the assets of Park Structures, a manufacturer and marketer of outdoor children's modular play equipment. Park Structures sells its products to municipalities, parks, public and private schools, day care centers and private developers. Park Structures' line of children's outdoor modular play equipment complements the Company's existing line of children's indoor modular play equipment, and the acquisition provides additional market opportunities for the Company.


History

  The Company's predecessor was formed in 1987 to produce and market a newly designed baby changing station. This product has formed the foundation for the Company's growth, and the Company believes that it is the market leader in baby changing station products in terms of units sold. During the 1990's, Koala has developed from a single product company into a diversified designer, producer and marketer of family convenience products, children's activity products and children's modular play equipment. The Company introduced the Child Protection Seat in 1991 and the Infant Seat Kradle in 1993. In 1994, the Company acquired the rights to the Booster Buddy booster seat. The Company commenced its offering of children's activity systems in 1996, following the acquisition of a producer of activity products. This acquisition initiated the development of the Koala Kare System, which allows businesses to create custom activity systems to suit individual space requirements and customer needs. The Company continued to expand its product offerings in 1997 through new product introductions, including the Koala Highchair, and the acquisition of Delta Play, a custom manufacturer of creatively themed, modular indoor children's play systems. With the acquisition of Park Structures, the Company enters the outdoor children's modular play market. As a result of the Company's product diversification efforts, the Baby Changing Station, while continuing to be a growth opportunity for the Company, represented less than half of Koala's sales in 1998.

Industry Overview

  The Family Convenience and Children's Activity Market. The Company believes that parents increasingly travel, shop and dine out with their children due to societal changes and demographic trends, including the strict time constraints of two-income and single parent households. A March 1998 national market research study conducted for the Company by the Howell Research Group reported that seven out of ten parents (68%) interviewed shopped with their children either all the time (27%) or most of the time (41%). According to the study, the impact of child-friendly facilities is very positive. The majority of women and a large number of the men interviewed, who shopped at child-friendly stores, shopped more frequently and spent more time and money at these stores. The Company believes that businesses increasingly need to create an accommodating and positive environment for children in order to attract customers, increase sales and create customer loyalty. The Company has developed and acquired family convenience and children's activity products to help businesses meet these needs.

  The United States Department of Justice estimates that there are over 5,000,000 public facilities in the United States of the type targeted by the Company, including restaurants, retail stores and shopping centers. The Company estimates that the market for its children's activity products includes approximately 1,500,000 facilities. The Company currently targets over 60 categories of facilities to purchase its family convenience and children's activity products, including quick service restaurants, airports, stadiums, convention centers, supermarkets and other retail establishments.

  The Children's Modular Play Market. The children's modular play market is comprised of indoor and outdoor areas for child play. Customers for indoor children's modular play equipment include many of the same businesses that purchase family convenience and children's activity products, such as quick service restaurants, shopping malls, day care centers and family entertainment centers. The Company believes that many of the same demographic trends in the family convenience and children's activity segments are driving demand for indoor children's modular play products. In addition, the Company believes that customers increasingly are looking for theming and custom-designed equipment in order to create a unique family-friendly atmosphere for their businesses.

  The children's outdoor modular play market for products produced by Park Structures includes municipalities, schools, parks, amusement parks, day care centers and apartment complexes. The Company believes that this market has expanded for a number of reasons. Unlike the products of Park Structures, many existing outdoor play structures are not accessible to people with disabilities or the structures or their underlying surfaces do not comply with current safety codes. In addition, wood structures, which were popular in the 1970s and 1980s, are not as popular today because of safety and maintenance concerns and because they tend to deteriorate over time. Therefore, the Company believes that municipal risk managers and others who control the buying decisions regarding outdoor play systems are seeking to replace or expand their existing equipment.


Business Strategy

  The Company's primary business objective is to grow its sales and earnings by continuing to develop as a leading provider of family-friendly products, systems and solutions. The Company's key strategic initiatives are summarized below.

  Capitalize on Brand Name Recognition. The Company believes that the Koala Bear Kare brand name has achieved significant recognition with businesses and their customers through the reputation of its Koala Bear Kare Baby Changing Station. The Company intends to continue to leverage this brand recognition through the marketing of its other family convenience and children's activity products and children's modular play systems under the Koala Bear Kare name.

  Maximize Market Penetration. The Company intends to continue to increase market penetration through an integrated marketing effort that includes manufacturer's representative and dealer sales, direct sales, trade shows and trade magazine advertising. In 1997, the Company strengthened its existing distribution network through the addition of approximately 200 new manufacturer's representatives and over 800 new dealers. The Company also intends to expand the cross-selling of its products to new and existing customers and to expand the categories of facilities that purchase its products.

  Acquire Complementary Businesses and Products. The Company has established a formal acquisition program and regularly evaluates strategic acquisitions as a means of adding complementary businesses and product lines. The Company has completed several acquisitions and believes that there are opportunities to acquire products or business lines that would complement current operations, expand current product offerings and provide additional opportunities to leverage the Company's marketing efforts.

  Maintain Low Production Costs and High Quality. The Company has a "buy or build" philosophy that seeks to maintain low production costs without compromising quality. As a result, a substantial portion of its manufacturing and assembly functions currently are outsourced, and certain design functions are handled by the Company. The Company believes that outsourcing to qualified suppliers where appropriate enables it to focus its resources on marketing and sales while maintaining quality control through frequent contacts with its suppliers.

  Develop New Solutions. Koala seeks to develop new solutions in order to meet customer expectations and expand its business. For example, the Koala Highchair was designed and developed with unique features in response to restaurants' concerns about the cleanliness and ease of use provided by their existing highchairs. The Company also continually seeks to improve and enhance its existing products and systems in response to customer needs.

  Expand International Marketing. The Company sells its products worldwide. Sales to customers outside of North America have increased from 12% of sales in 1996 to 18% of sales in 1998. The Company intends to continue the expansion of its international marketing activities by adding dealers and locating Koala employees in selected markets around the world to supervise international sales activity. In addition, the Company plans to increase its international sales through increased cross-selling of its products and the marketing of the outdoor modular play equipment of Park Structures.


Park Structures

  Park Structures, formed in 1986 and based in South Florida, is a leading manufacturer and marketer of children's outdoor modular play equipment for municipalities and other governmental agencies, parks, public and private schools, day care centers and private developers. For the year ended December 31, 1998, Park Structures had sales and operating income of $10.6 million (unaudited) and $2.8 million (unaudited), respectively. Park Structures' products are sold on a national basis. The Company believes there is an opportunity to market its existing products through the Park Structures distribution channels and to market its products as well as the Park Structures products both to domestic customers and to customers internationally. Park Structures' markets represent a new distribution opportunity for the Company. The Company believes that it will be able to increase the penetration of Park Structures' products to larger municipal markets by employing the Company's marketing and financial resources. Koala intends to explore the opportunity to cross-sell its existing products into the Park Structures markets and to introduce the Park Structures products to its children's activity and indoor modular play customers.


Products

  The Company currently markets three groups of products: family convenience, children's activity and children's modular play equipment products. These products are sold to businesses and other customers located in all 50 states and in approximately 50 foreign countries.

  Family Convenience Products. The Company currently markets the following family convenience products: the Koala Bear Kare Baby Changing Station, the Koala Bear Kare Child Protection Seat, the Koala Bear Kare Infant Seat Kradle, the Booster Buddy booster seat and the Koala Bear Kare Highchair. The Company also markets disposable sanitary paper liners to be used with its Baby Changing Stations. All of these products, except for the Infant Seat Kradle and the sanitary paper liners, are constructed out of durable polyethylene plastic and are highly resistant to accidental damage or vandalism. These products are described below.

     Koala Bear Kare Baby Changing Station. Introduced in 1987, the Baby Changing Station reinforced the need for publicly accessible baby changing tables. The changing station provides customers with a safer and more sanitary alternative to changing their children's diapers and encourages customers to stay in a place of business instead of leaving to take care of the baby. Management estimates that there have been approximately 300,000 units installed worldwide. The changing station fits in very small restrooms and is available in a vertical, horizontal or counter-top design to accommodate a variety of space requirements. A changing station unit is steel reinforced to provide added safety and weight capacity. Each unit features child protection straps with snap-lock fasteners that hold the child securely in place. Stations are equipped with built-in sanitary liner dispensers. Liners are biodegradable 3-ply paper and provide the same protection for an infant that toilet seat covers provide adults. The paper liners are sold separately to businesses with changing stations and provide the Company a recurring revenue stream from its customers.

     Koala Bear Kare Child Protection Seat. The Child Protection Seat is designed for parents who need to use a restroom or dressing room in a public place but are unable to fit their baby's stroller in the stall with them. The protection seat mounts on the wall or door of a public restroom stall or dressing room, offering customers a safer and more sanitary alternative to leaving a child unattended or on the floor. The baby is kept securely in place by child protection straps with snap-lock fasteners and a uniquely designed tilt-back, polyethylene seat. The unit's compact folding design fits easily in the smallest restrooms or dressing rooms and mounts to a variety of surfaces.

     Koala Bear Kare Infant Seat Kradle. The Infant Seat Kradle is effectively a highchair for infants who are too small for high chairs. This product permits parents in restaurants and other businesses to put their infant carriers or car seats at table height. The Infant Seat Kradle consists of a metal frame with a nylon mesh cradle and protection straps to hold the infant carrier securely in place. The unit folds into a flat profile for storage in tight spaces and, when open, takes up no more floor space than a highchair.

     Booster Buddy Booster Seat. The Booster Seat is designed to permit children from the ages of 2 to 7 to enjoy movies, sports, theater and other spectator events. The product reverses to provide two different height levels for children and is equipped with a cup holder, a candy/popcorn holder and built-in handle for easy carrying. The booster seat features an easy-cleaning lightweight molded polyethylene design weighing only three pounds. Seats stack together in an upright stand for easy storage and accessibility to patrons.

     Koala Bear Kare Highchair. The Highchair features a seamless molded polyethylene construction that prohibits food and dirt from collecting in hard-to-clean places, resulting in a more sanitary product. Its unique, recessed two-wheel design allows for smooth movement and easy maneuvering, yet eliminates accidental rolling. The polyethylene construction results in a longer life and easier cleaning than wooden highchairs. The highchair is stackable and easy to store.

  Children's Activity Products. The Company's children's activity products consist of the Koala Bear Kare Block and Maze Activity Table, Koala Bear Kare Wonder Wall and Koala Bear Kare Activity Center Carpet. These products, which include manipulative activities and colorful blocks, letters, numbers and designs, are designed for use in commercial waiting areas of businesses such as grocery stores, auto dealers, retail stores, physicians and other professional services providers. These products are solidly constructed to withstand heavy use and include hygienic maintenance features. The Company markets these products individually or under the name Koala Kare Systems. The Koala Kare Systems allow businesses to create custom activity systems to suit individual space requirements and customer needs. These systems range from individual activity tables in doctor's offices to large children's activity or play areas in supermarkets comprising several thousand square feet where children are supervised in a controlled environment. Selected activity products with interactive video machines and other interactive products create a children's activity setting that allows parents to shop while their children are entertained and educated in a safe, clean and child-friendly environment.

  Children's Modular Play Equipment. The Company currently markets modular and custom themed children's indoor play equipment. The Company works with each individual customer to create and produce custom designs that use traditional modular components such as tunnels, walkways, ladders and ball pits either alone or in combination to create a themed environment such as a pirate's ship or jungle tree house. These products are designed for use in family entertainment centers, quick-service restaurants and shopping malls.

  The acquisition of Park Structures has expanded the Company's product offerings into children's outdoor modular play equipment. The Park Structures division designs, manufactures and markets modular and custom outdoor play equipment for municipalities and other governmental agencies, parks, public and private schools, day care centers, developers and apartment complexes. The Park Structures products consist of traditional modular outdoor playground equipment such as decks, elevated climbing areas and slides. These components are available in a wide variety of sizes, configurations and color options. The Park Structures division custom designs its systems to meet customer requirements.


Marketing and Sales

  Family Convenience and Children's Activity Products. The Company's marketing strategy for its family convenience and child activity products consists of extending the Koala Bear Kare brand name, introducing new concepts and creating new groups of customers for its products around a theme of Happy Faces in Public Places. The Company uses a combination of dealer sales and direct sales to market these products.

  Since 1995, the Company has increased its marketing budget in an effort to increase sales of its products to a wider target market. In 1997, the Company expanded its distribution network, which consists of manufacturer's sales representatives and dealers, through the addition of approximately 200 new manufacturer's sales representatives and over 800 new dealers. The manufacturer's sales representatives promote the Company's products to the dealers, who purchase the products from the Company and resell them to customers. The manufacturer's representatives receive commissions from the sale of the Company's products. Most dealers are not granted any exclusive rights for products or territory. Dealer sales have accounted for a minority of the Company's domestic sales and a majority of the Company's foreign sales. The Company's current distribution network consists of approximately 2,100 dealers served by approximately 300 manufacturer's sales representatives that serve selected market segments. In addition, the Company markets directly to national accounts who prefer to buy directly from manufacturers and other end users that do not qualify as national accounts or are not served by dealers. International dealers currently are served by factory sales managers who are experienced in international sales. The Company intends to continue the expansion of its international marketing activities by adding dealers and locating Koala employees in selected markets around the world to supervise international sales activity. In addition, the Company plans to increase its international sales through increased cross-selling of its products and the marketing of the outdoor modular play equipment of Park Structures.

  The Company supports its marketing and sales activities through attendance at numerous national and international industry trade shows in various market segments. The Company also invests in focused advertising in trade magazines to promote its products to potential customers. The theme of this advertising identifies the advantages to potential customers in being family-friendly to promote increased business through increased customer loyalty.

  The Company conducts an active public relations program aimed at providing information about the concept of being family-friendly and illustrating the benefits of the Company's family convenience and children's activity products for existing and prospective customers. The Company assists industry publications in creating editorial content or news stories about the emerging trends around families' decisions where to shop, eat or visit. In addition, Company sales managers host educational seminars for decision makers at key industry trade shows.

  Children's Modular Play Equipment. The Company markets and sells its custom indoor modular play equipment through trade show attendance, trade journal advertising and regular contact by Company salespeople with designers of projects in various markets. Park Structures sells nationwide and internationally through a network of approximately 40 independent dealers and through an in-house sales person who covers six counties in South Florida. Park Structures' marketing programs include attendance at national industry and regional trade shows, a focused media advertising campaign, incentive programs designed to stimulate growth and the publication of a catalogue depicting the products and capabilities of Park Structures.


Design and Manufacturing

  The Company has a "buy or build" philosophy that seeks to maintain low production costs either through outsourcing or using Company personnel where it is more cost-effective and does not compromise quality. As a result, a substantial portion of its manufacturing and assembly functions currently are outsourced, and certain design functions are handled by the Company. The Company believes that outsourcing to qualified suppliers where appropriate enables it to focus its resources on marketing and sales while maintaining quality control through frequent contacts with its suppliers.

  Family Convenience and Children's Activity Products. Koala develops the concepts for its family convenience and children's activity products in response to the needs of its customers. Following development of prototypes, the Company outsources the design of the tooling for the production of these products to independent designers. Product designs are incorporated into molds and tooling owned by the Company. The Company provides these molds and tooling to its suppliers in connection with the manufacture of the Company's products. In the manufacturing process, components are molded to the Company's specifications using various plastic molding processes, assembled and delivered to the Company for shipment to customers. The Company uses a number of manufacturers for its products. The Company believes that alternative sources of supply are available for these products if necessary.

  Children's Modular Play Equipment. The Company's design engineers custom design its children's indoor modular play systems using computer aided design technologies applied to modular components. The Company owns all of the significant molds and tooling used in the manufacture of specialized components used in the play equipment. Components for these systems are manufactured to the Company's specifications and purchased from outside vendors. The Company fabricates certain metal and fiberglass components at its plant located near Vancouver, British Columbia, Canada. These components are then assembled by the Company at the plant and shipped to customers.

  The Company custom designs its children's outdoor play systems by applying computer aided design technologies to modular components. The Company subcontracts the plastic molding, fabrication and plastisol coating of deck platforms and aluminum casting to outside subcontractors. The Company owns all of the significant molds and tooling for these functions. The Company fabricates the majority of the steel playground parts and assembles its modular play equipment at its plant located in Coral Springs, Florida. The Company believes there are alternative sources of supply for the manufacture of the modular play equipment components.


Competition

  Family Convenience Products. The Company's family convenience products are marketed to commercial customers and not to consumers. Presently, the commercial products division of Rubbermaid Incorporated and a number of other companies sell family convenience products to the commercial markets. Management believes that such competition has not had a material impact on the Company. The Company is not aware of any companies marketing diaper changing stations intended for the commercial market that have a greater market share than the Company. The Company believes that there is an under-served market for family convenience products. Koala believes that it is the only company focused on marketing a wide variety of family convenience products to the commercial market. The Company believes that its Koala Bear Kare products have brand name recognition that provides the Company with a significant competitive advantage. The Company competes principally on the basis of brand name recognition, quality, customer service and price.

  Children's Activity Products. Competition in the children's activity product area is mainly from small businesses that make similar products and from efforts by individual businesses to create their own activity areas. The Company competes in this market through its ability to offer custom designed products to its customers under its Koala Kare Systems program and on the basis of product quality and service.

  Children's Modular Play Equipment. Competition in children's indoor modular play equipment is primarily from Little Tikes Commercial Play Systems, Inc. ("Little Tikes"), a unit of Rubbermaid Incorporated, Miracle Recreation Equipment Company and a number of other companies. The Company competes in the children's indoor modular play market on the basis of quality, safety, service and its ability to provide a custom themed unit designed to meet the unique needs of the customer. Competition in children's outdoor modular play equipment is primarily from Game Time, Inc., a subsidiary of PlayCore, Inc., Miracle Recreation Equipment Company, Landscape Structures, Inc. and Little Tikes. The Company believes that Park Structures competes on the basis of design, quality, safety, price and customer service.

Product Warranties and Insurance

  For its family convenience and children's activity products, the Company provides a replacement guarantee for one year from purchase protecting against damage from natural disasters or vandalism, subject to a $100 deductible. The Company also provides a five year limited warranty on parts and labor covering any defects in workmanship. For its children's modular play equipment, the Company provides warranties ranging from a one year limited warranty on parts and labor covering defects in workmanship to a lifetime warranty on certain metallic parts. The Company has experienced minimal returns and warranty claims. The Company carries product liability insurance in an amount that the Company deems adequate. Product liability claims against the Company and Park Structures to date have been immaterial.

Patents and Trademarks

  The Company has registered various trademarks, including the "Koala Bear
Kare" name and several variations of the Koala Bear Kare logo that is featured on the Company's products. The Company believes that the various Koala Bear Kare trademarks are widely recognized and important to the Company. Each of the Company's products marketed under this trademark prominently displays a blue and white sticker with one of the Company's trademarks. The Company has also registered the trademark "Booster Buddy" and the registration of the trademarks "Delta Play" and "Happy Faces in Public Places" currently are being sought. Park Structures does not have registered trademarks but believes that it has proprietary rights to its play equipment designs.

  The Company holds design patents for certain of its products. These patents prevent competitors from duplicating the design elements of the Company's products, but the Company does not believe that such patents provide significant barriers to entry.

Regulation

  Certain of the Company's products are subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts"), which empower the Consumer Product Safety Commission (the "CPSC") to require the repair, replacement or refund of the purchase price of products that present a substantial risk of injury to the public, and in the event the CPSC finds that no feasible consumer product safety standard under the Acts would adequately protect the public, to order such product banned. The CPSC may also issue civil and criminal penalties for knowing violations of the Acts. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world.

  The Company's indoor modular play equipment and the outdoor modular play equipment of Park Structures are designed and inspected to meet the safety guidelines of the CPSC and the American Society for Testing and Materials ("ASTM") for commercial playground systems. The Company conducts in-house testing and inspection to ensure that they comply with the CPSC and ASTM guidelines. Park Structures is a member of the International Play Equipment Manufacturers Association ("IPEMA"), a member driven international trade organization that represents and promotes an open market for manufacturers of playground equipment.

  The Company's operations in the United States do not involve manufacturing or other activities that would subject it to laws and regulations concerning environmental issues. The Company's assembly plant in Vancouver, British Columbia performs light fabrication activities utilizing paint, metal and fiberglass. The Company has obtained the necessary permits to conduct these activities, and the Company believes that they have been conducted in compliance with Canadian environmental laws and regulations. Park Structures engages in manufacturing and assembly operations at its leased facility in Florida. The Company believes that the Park Structures operations are conducted in compliance with federal and state environmental laws and regulations.

Employees

  The Company had approximately 150 full-time employees at December 31, 1998, with 90 located in the United States and 60 located in Canada. The Company's United States employees are not covered by any collective bargaining agreements. In August 1998, the Company's Canadian employees held an election regarding potential representation by the International Wood and Allied Workers of Canada ("IWA"). The election resulted in a sufficient vote to certify the union. The Company has begun the collective bargaining process with the IWA. Management believes that relations with its employees are good.

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


                                  RISK FACTORS

  In addition to the other information contained in this Form 10-KSB, the following risk factors should be considered carefully in evaluating the Company and its business before purchasing shares of Common Stock offered hereby. This Form 10-KSB contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "may,"
"will," "expect," "anticipate," "continue," "estimate," "project,"
"intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") regarding events, conditions and financial trends that may affect the Company's future plan of operations, business strategy, operating results and financial position.

Ability to Integrate and Manage Park Structures

  The Park Structures acquisition, which has expanded the Company's modular play equipment product line, is the Company's largest acquisition to date. The Company's ability to realize any long-term advantages from the Park Structures acquisition will depend in large part on the Company's successful integration and management of the operations of Park Structures. Risks relating to such integration include increased seasonality associated with products sold by Park Structures and the risk of loss of services of management or other employees of Park Structures or significant dealers who sell the Park Structures products. There can be no assurance that the Company will be able to successfully integrate Park Structures, the failure of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth

  The Company has recently experienced significant growth both internally and as a result of acquisitions. A continuing period of significant growth could place a strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and information systems and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business."

Risks Associated with Acquisition Strategy

  A part of the Company's business strategy is to acquire other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could materially affect the Company, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key personnel of the acquired companies. Future acquisitions may entail the payment of consideration in excess of book value, may result in the issuance of additional shares of the Company's Common Stock or the incurrence of additional indebtedness, all of which could have a dilutive effect on the Company's net income per share. In addition, products offered by the Company following a future acquisition may have lower gross profit margins than the Company's current product lines. There can be no assurance that any acquisition by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently has no agreements or understandings with respect to any potential acquisitions. See "Business--Business Strategy."

Limited Diversification; Uncertainty of Acceptance of New Products

  A substantial amount of the Company's sales since inception have been derived from marketing the Koala Bear Kare Baby Changing Station. Although the Company has diversified through the addition of other family convenience products, children's activity products and children's modular play equipment and plans to introduce additional products, the Baby Changing Station will continue to be an important component of the Company's sales. Until the Company further diversifies its business and products, changes in competition and other factors affecting the market for the Baby Changing Station could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the possibility exists that any new products introduced by the Company in the future will not be accepted in the marketplace. If this happens, the Company's reputation may suffer, and the Company may incur substantial losses due to production, marketing and other costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--History" and "--Products."

Product Liability Risks

  The Company's products are designed for use with infants and children. The children's modular play equipment industry, which the Company has recently entered, may be subject to greater number of claims than the convenience products industry. The Company carries product liability insurance in an amount that management deems adequate to cover risks associated with its products. There can be no assurance, however, that existing or future insurance coverage will be sufficient to cover all product liability risks or that such insurance will be available at favorable rates. Defending a product liability claim could significantly divert management's attention. A partially or completely uninsured claim against the Company, if successful, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Product Warranties and Insurance."

Competition

  The markets for the Company's products are highly competitive and include numerous domestic and foreign competitors, including well-known manufacturers of consumer and commercial child safety equipment, furniture and other juvenile products that are substantially larger and have greater financial, marketing and other resources than the Company. There can be no assurance there will not be new entrants into the Company's markets or that the Company will be able to compete successfully in the future. See "Business--Competition."

Dependence Upon Key Personnel

  The Company's future success will depend to a great extent upon the continued service of certain senior management personnel and the Company's continuing ability to attract, assimilate and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key personnel or that it can attract, assimilate and retain such employees in the future. Although the Company has non-disclosure and non-compete agreements with many of its employees, including its executive officers, it does not have employment agreements with any of its executive officers. The Company maintains a key-person life insurance policy in the amount of $1 million on Mark A. Betker, its Chairman, Chief Executive Officer and President. The loss of the services of Mr. Betker or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management."

Dependence Upon Outside Manufacturers

  A large number of the components for the Company's products are manufactured to the Company's specifications by outside suppliers. The Company's ability to assemble and distribute its products depends upon its ability to obtain an adequate uninterrupted supply of component parts. Although the Company owns the significant tooling and molds used in the manufacture of the Company's products, it does not have any long term agreements or contracts with its suppliers, most of which are the single source of supply to the Company. While the Company believes that adequate alternative sources of supply of such component parts could be located, there can be no assurance that any interruption in the supply of such component parts to the Company because of the failure of a supplier, a change to a new supplier or otherwise would not have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, if the Company's tooling or molds are damaged, the Company could suffer additional delays and costs until such tooling or molds are repaired or replaced. Although the Company has business interruption insurance to protect itself against such interruptions, such insurance may not prevent such interruptions from having a material adverse effect upon the Company's business, financial condition and results of operations. See "Business--Design and Manufacturing."

Risks Associated with International Operations

  As part of its growth strategy, the Company is seeking opportunities to further expand its products and systems distribution into international markets. Sales to customers outside of North America accounted for approximately 18% of the Company's sales in 1997 and 1998. In addition, the Company operates a manufacturing and assembly facility in Vancouver, British Columbia, Canada. The Company's international operations are subject to a wide range of general business risks, including: fluctuations in currency exchange rates; unexpected changes in legal and regulatory requirements; export restrictions, tariffs and other trade barriers; political and economic instability; restrictions on repatriation of funds or profits from foreign markets; longer payment cycles and problems in collecting accounts receivable; difficulty in protecting the Company's intellectual property; potentially adverse tax consequences, including limitations on the Company's ability to claim a foreign tax credit against its U.S. federal income taxes; and regulation by foreign regulatory authorities. These and other factors associated with international operations may have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. The Company may be exposed to liability under the FCPA as a result of past or future actions taken without the Company's knowledge by dealers and other intermediaries. Any liability the Company incurs under the FCPA could be material.

Government Regulations

  Certain of the Company's products are subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts") and the regulations promulgated thereunder. The Acts authorize the Consumer Product Safety Commission (the "CPSC") to protect the public from products that present a substantial risk of injury. The CPSC can require the repurchase or recall by the manufacturer of articles which are found to be defective and impose fines or penalties on the manufacturer. Similar laws exist in some states and cities and in other countries in which the Company markets its products. Any recall of its products could have a material adverse effect on the Company. To date, the Company has not recalled any of its products. See "Business--Regulation."

Trademarks; Lack of Patent Protection

  The Company owns several trademarks, including the Koala Bear Kare logo, to identify the Company and its products and believes that such trademarks provide a significant competitive advantage. Although the Company intends to vigorously defend its trademarks, no assurance can be given either that such trademarks can be defended or that such trademarks will not become commonly used. Further, although the Company has design patents that cover the design and appearance of certain of its existing products, such patents may not provide meaningful protection against entry by competitors into the Company's markets. See "Business--Patents and Trademarks."

Variability of Quarterly Operating Results

  The Company's sales and earnings may fluctuate from quarter to quarter based on several factors such as the number of new commercial construction starts, production delays, public budget processes, supply costs and general economic conditions. Demand for the Company's products can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond the Company's control. Due to all of the foregoing factors, it is possible that in some future period, the Company's results of operations could fall below the expectations of securities analysts and investors. In this event, the market price of the Common Stock could be materially adversely affected.

Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. For example, the year "1998" would be represented by "98." These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its computer systems are Year 2000 compliant. There can be no assurance that the computer systems of vendors, customers or other entities on which the Company relies will be Year 2000 compliant. There can be no assurance that unanticipated or undiscovered Year 2000 compliance problems will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 2.  DESCRIPTION OF PROPERTIES

  The Company leases approximately 900 square feet of office space in Denver, Colorado for its corporate office, 5,000 square feet for its direct sales operation and 15,000 square feet of office and warehouse space in Denver, Colorado for sales, receiving and shipping operations. These leases expire in 2001. The Company leases a 67,000 square foot plant near Vancouver, British Columbia, where it conducts its indoor modular play equipment manufacturing and assembly operations. This lease expires in 2003. In addition, the Company leases a 90,000 square foot facility in Coral Springs, Florida for the manufacturing and assembly operations of its outdoor modular play equipment. This lease expires in 2002, with two options to renew the lease for additional five year terms. The Company believes that its current facilities are adequate for its existing needs.


ITEM 3.  LEGAL PROCEEDINGS

  The Company and Park Structures are and have been a party to litigation in the ordinary course of their businesses. The Company does not believe that any current litigation will have a material adverse effect upon its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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

                                                      SALES PRICE
                                                      -----------
                                                  LOW            HIGH
                                                  ---            ----
YEAR ENDED DECEMBER 31, 1997

First quarter..................                $10 3/4         $14 3/8

Second quarter.................                $ 9 7/8         $16 3/8

Third quarter..................                $14 5/8         $17 1/4

Fourth quarter.................                $14 1/8         $18 1/4


YEAR ENDED DECEMBER 31, 1998

First quarter..................                $14             $18 3/4

Second quarter.................                $15 3/4         $20 1/8

Third quarter..................                $12 7/8         $16 7/8

Fourth quarter.................                $10             $18 1/2

    As of February 5, 1999, there were approximately 99 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in sales and net income, the mix of the Company's sales, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in "Risk Factors" and elsewhere in this Form 10-KSB.


Koala Overview

  Koala Corporation is a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, such as baby changing stations and high chairs; children's activity products, such as activity tables and activity carpets; and children's modular play equipment. The Company intends to capitalize on brand name recognition established through its market-leading Koala Bear Kare Baby Changing Station, which has been installed in approximately 300,000 public restrooms worldwide. The Company's sales have grown from $3.8 million in 1993 to $19.1 million in 1998. Sales for the year ended December 31, 1998 represented a 40.2% increase from the same period in 1997. Net income has grown from $1.0 million in 1993 to $3.1 million in 1998. Net income for the year ended December 31, 1998 represented a 27.2% increase from the same period in 1997.

  The Company markets its products, systems and custom solutions to a wide range of businesses and public facilities that serve customers and visitors who bring children to their establishments. Koala markets its products through an integrated program of direct sales and distribution through a network of independent manufacturer's sales representatives and dealers. Since 1995, the Company has increased its sales and marketing efforts through the addition of manufacturer's sales representatives, dealers and Company sales representatives.

  The Company's sales have been derived primarily from the sale of its family convenience products, which include Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles and Booster Buddy seats. One of the Company's strategies has been to reduce its dependence on Baby Changing Stations through the acquisition and development of complementary products. In furtherance of this strategy, the Company acquired certain assets of a manufacturer of commercial-use children's activities products in March 1996 and the assets of Delta Play, Ltd., a provider of custom children's indoor modular play equipment in June 1997. In December 1998, the Company further diversified its product offerings through the acquisition of the assets of Park Structures, a producer of children's outdoor modular play equipment. As a result of these acquisitions and introduction of new products such as the Koala Highchair in 1997, sales of Baby Changing Stations represented less than half of the Company's sales in 1998.

  The Company's gross profit margins are affected by product mix, with the Baby Changing Station and other family convenience products and the children's activity products typically providing higher gross profit margins than the children's modular play equipment. The children's modular play equipment, however, has higher average selling prices and contributes to the Company's sales growth. In addition, sales made through dealers provide lower gross profit margins than direct sales due to the expense associated with the manufacturer's sales representatives and dealers. To the extent the Company acquires additional companies or product lines, its gross profit margins may be lower than those currently achieved from sales of the Company's current product lines due to a number of factors that may include products with higher average selling prices but lower gross margin percentages. Although new product introductions or acquisitions may decrease the overall gross profit margins, the Company believes that the addition of new products will provide opportunities for revenue diversification and increased profitability, while also reducing the Company's reliance on the Baby Changing Station.


Components of Sales and Expense

  The Company recognizes sales at the time its products are shipped. Cost of sales consists of components manufactured for the Company and direct labor and manufacturing overhead incurred by the Company. All major components for the family convenience products and children's activity products currently are manufactured and assembled by outside vendors. Direct labor and manufacturing overhead relate to the assembly of the products. Prior to September 1996, the Company performed the assembly operations for the Baby Changing Stations, Child Protection Seats and Infant Seat Kradles.

  Selling, general and administrative expense consists primarily of commissions paid to manufacturer's sales representatives and other miscellaneous selling expenses, executive, sales and office salaries, related payroll taxes and advertising expenses.

  The Company provides limited warranties for its products. The Company has experienced minimal returns and warranty claims, and therefore no accrual has been made for future claims.

Results of Operations

  The following table sets forth certain income statement data stated as a percentage of sales:

                                                                Years Ended December 31,
                                                                ------------------------

                                                                     1998        1997
                                                                    ------      ------

Sales..........................................                      100.0%      100.0%

Cost of sales..................................                       45.2        40.6
                                                                     -----       -----
Gross profit...................................                       54.8        59.4

Selling, general and administrative expenses...                       28.7        31.0

Amortization of intangibles....................                        1.6         1.5
                                                                     -----       -----
Operating income...............................                       24.5        26.9

Other (income) expense.........................                       (0.4)       (0.8)
                                                                     -----       -----
Income before provision for income taxes                              24.9        27.7

Provision for income taxes.....................                        8.7         9.8
                                                                     -----       -----

Net income.....................................                       16.2%       17.9%
                                                                     =====       =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    Sales increased 40.2%, or $5.5 million, to $19.1 million for the year ended December 31, 1998 compared to $13.6 million for the year ended December 31, 1997. A majority of the increase resulted from sales of children's indoor modular play equipment, a product line acquired effective June 1, 1997. The sales and marketing programs that the Company implemented for the family convenience and children's activity product lines also contributed to the increased sales.

  Gross profit increased 29.4%, or $2.4 million, to $10.5 million for the year ended December 31, 1998 compared to $8.1 million for the year ended December 31, 1997. As a percentage of sales, gross profit decreased in the 1998 period compared to the 1997 period primarily because of a change in product mix that included sales of children's modular play equipment along with a higher proportion of sales of family convenience and children's activity products through dealer channels, where lower gross profit margins are realized.

  Selling, general and administrative expense increased 29.6%, or $1.3 million to $5.5 million for the year ended December 31, 1998 compared to $4.2 million for the year ended December 31, 1997. Sales and marketing expense increased 42.1%, or $1.1 million to $3.6 million for the year ended December 31, 1998 compared to $2.5 million for the year ended December 31, 1997. These cost increases were due to the inclusion of the children's indoor modular play equipment line and higher expenses for various marketing programs, commissions paid to manufacturer's sales representatives and salaries of sales and marketing personnel added subsequent to the 1997 period, all of which were associated with higher levels of sales. General and administrative expense increased 11.6%, or $200,470, to $1.9 million for the year ended December 31, 1998 compared to $1.7 million for the year ended December 31, 1997. The increase was primarily the result of the inclusion of the children's indoor modular play equipment line.

  The Company's effective tax rate was 35.0% and 35.5% for the year ended December 31, 1998 and 1997, respectively. The decrease in the Company's worldwide effective rate was primarily due to the benefit provided by the foreign sales corporation that the Company established in February 1998.

  Net income increased 27.2%, or $663,000, to $3.1 million for the year ended December 31, 1998 compared to $2.4 million for the year ended December 31, 1997. As a percentage of sales, net income declined during the 1998 period compared to the 1997 period primarily due to the inclusion of the children's modular play equipment line in the product mix. Net income per share (diluted) increased 24.0%, or $.23, to $1.19 for the year ended December 31, 1998 compared to $.96 for the year ended December 31, 1997. The percentage increase in net income per share (diluted) was lower than the percentage increase in net income as a result of an increase of 50,857 shares in the weighted average number of shares outstanding.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Sales increased 52.4%, or $4.7 million, to $13.6 million in 1997 compared to $8.9 million in 1996, primarily as a result of seven months of operations from the children's indoor modular play equipment line and continued strong demand for the Company's other products. The sales and marketing strategy implemented by the Company for its other product lines contributed to the additional sales revenue for 1997 and also provided diversification of the Company's product line. The Company continued to increase sales and marketing efforts through focused marketing programs and the addition of sales personnel during 1997.

  Gross profit increased 42.1%, or $2.4 million, to $8.1 million in 1997 compared to $5.7 million for 1996. As a percentage of sales, gross profit decreased in 1997 compared to 1996 primarily because of the change in product mix with the addition of the children's indoor modular play equipment line along with increased sales of products to dealers at lower margins. These gross margin reductions were offset somewhat by lower costs of raw materials and component parts and the change to subcontracted assembly in September 1996.

  Selling, general and administrative expenses for 1997 increased 46.3%, or $1.3 million, to $4.2 million in 1997 compared to $2.9 million for 1996. Sales and marketing expense increased 76.4%, or $1.1 million, to $2.5 million in 1997 compared to $1.4 million in 1996. These increases were due to the inclusion of the children's indoor modular play equipment line and the higher level of sales achieved, and included costs for various marketing programs, commissions paid to manufacturer's sales representatives and salaries of the sales and marketing personnel added during 1997. General and administrative expense increased 17.3%, or $254,000, to $1.7 million in 1997 compared to $1.5 million in 1996. The relatively small increase in general and administrative expense compared to the sales increase was primarily the result of cost reductions obtained by more efficient management of administrative functions. These cost reductions offset the cost increases resulting from the inclusion of general and administrative expense associated with the children's indoor modular play equipment line for seven months of 1997. The Company also incurred approximately $100,000 in non-recurring personnel recruiting and employee relocation costs in 1996.

  The Company's effective tax rates were 35.5% in 1997 compared to 25.4% in 1996. The Company realized a tax benefit in 1996 from the tax deduction generated by the exercise of non-qualified stock options by a former officer of the Company.

  Net income increased 28.5%, or $540,000, to $2.4 million in 1997 compared to $1.9 million in 1996. As a percentage of sales, net income decreased in 1997 compared to 1996 primarily due to the inclusion of children's indoor modular play equipment in the product mix. Net income per share (diluted) for 1997 increased 28.0%, or $.21, to $.96 per share in 1997 compared to $.75 per share in 1996. The percentage increase in net income per share was slightly lower than the percentage increase in net income as a result of an increase of 24,883 shares in the weighted average number of shares outstanding.

Liquidity and Capital Resources

  The Company has historically financed its business activities primarily from cash provided by operating activities. Cash provided by operating activities for 1997 and 1998 was $3.5 million and $1.7 million, respectively. The decrease in cash provided by operating activities for the year ended December 31, 1998 compared to the year ended December 31, 1997 resulted primarily from funding the higher levels of working capital required to support the growth of the current businesses and support the expansion of newly acquired businesses.
Specifically, the decrease resulted primarily from funding the combination of an increase in accounts receivable due to the growth of the Company's sales, an increase in inventories of raw materials and finished goods during the year ended December 31, 1998, a decrease in accounts payable and increases in prepaid expenses during the 1998 period and the receipt of a tax refund of $338,000 in March 1997.

  Working capital as of December 31, 1998 and December 31, 1997 was $8.7 million and $3.9 million, respectively, and cash balances were $6.5 million and $1.8 million, respectively, at the same dates.

  The Company has used its operating cash flow primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used by investing activities was $5.2 million in 1997, and $1.4 million for the year ended December 31, 1998. In 1997, $4.6 million was used to purchase the assets of Delta Play, Ltd., with the balance primarily devoted to capital expenditures. This is the principal reason for the decrease in working capital and cash balances at December 31, 1997. Net cash used in the year ended December 31, 1998 relate to capital expenditures for leasehold improvements related to a new facility in British Columbia, tooling, computer hardware, computer software, patents and intangibles. The Company also paid $610,160 of additional consideration under the earn-out provisions of the Delta Play, Ltd. purchase agreement in August 1998.

  The Company obtained a $2.0 million unsecured line of credit from a bank in June 1997. The Company borrowed $500,000 on the line to fund operations after the acquisition of the children's modular play equipment line in July 1997 and repaid the loan from subsequent cash flow in the same month. The interest rate on amounts borrowed under the line of credit ranges from LIBOR plus 2.25% to LIBOR plus 2.75%. There were no amounts outstanding under the credit facility as of December 31, 1998.

  This line of credit was replaced by a new $15.0 million secured credit facility entered into in connection with the Park Structures acquisition on December 16, 1998. Management expects to use the credit facility periodically for short-term working capital needs and for short-term financing of future acquisitions.

  The Company funded the initial $13.5 million cash portion of the purchase price for the Park Structures acquisition through a combination of the net proceeds from the secondary public offering in December 1998 (approximately $4.8 million after deducting underwriting fees), existing cash balances and a portion of the $15.0 million revolving credit facility from a bank. The credit facility has a term of three years. Loans under the facility are secured by all of the assets of the Company. The interest rate on amounts borrowed under the line of credit range from LIBOR plus 2.15% to LIBOR plus 2.60%. The seller is also entitled to receive up to an additional $4.0 million in cash (and $1.5 million in Common Stock) if certain earnings targets are met. The Company currently expects that all of such additional consideration will become payable. Any such payments will be funded primarily from short-term borrowings under the new credit facility. The Company believes that the working capital provided by the secondary public offering and cash flow from operations will be sufficient to fund its operations for the foreseeable future.

Year 2000

  Historically, certain computerized systems have used two digits rather than four to identify the year. Computer equipment and software, as well as devices with imbedded technology, that are depended on time or date information may recognize a date using "00" as the year 1900 rather than the year 2000, possibly resulting in range of problems, from simple miscalculations to total system failures. This problem is generally referred to as the "Year 2000" issue.

  The Company has assessed its exposure to risks associated with the Year 2000 issue in terms of "internal" issues (systems and equipment which the Company owns or controls), and "external" issues (systems and equipment of third parties with whom the Company does business).

  Because the Park Structures acquisition was only recently completed on December 16, 1998, the Company has not completed its evaluation of Park Structures' Year 2000 issues. Park Structures has informed the Company that it estimates that the cost to modify its computer systems to address Year 2000 issues will be less than $1,000 and that such remediation will be completed prior to the Year 2000. Park Structures has informed the Company that it does not anticipate any material disruption in its operations as a result of any Year 2000 issues. Park Structures does not have any information concerning the potential impact of Year 2000 issues on any of its suppliers or customers. The Company plans to further evaluate the potential impact of Year 2000 issues on Park Structures' suppliers and customers. The Year 2000 issue could have a material adverse effect on Park Structures' operations and on the Company.

  The Company's other operations have only limited information technology systems, consisting of separate local area networks at its headquarters and Vancouver locations. These networks run accounting software at both locations and design software at the Vancouver location. The Company has completed assessment, remediation through the installation of Year 2000 compliant software and independent testing of all application software and the operating systems at both locations, and believes that its information technology systems are Year 2000 compliant. The cost to the Company to achieve this compliance was approximately $40,000, which was used to purchase software and hardware and to pay independent consultants. The Company funded these costs from available cash. The Company believes such remediation is complete, and expects that no further costs of remeditation will be required. Should such remediation prove inadequate, the most likely worst case scenario would be a failure of the Company's computer systems, which would likely cause significant delays in order taking, receiving, order fulfillment and other core functions which would have a material adverse affect on the Company. However, because the Company believes its remediation of its computer systems will allow the Company to avoid the risks associated with the Year 2000 issues, it has not developed a separate contingency plan for a scenario in which the Company's remedial measures fail. The Company does not believe that it has any systems or equipment other than its information technology systems that would have a material adverse effect on the Company if such systems were not Year 2000 compliant.

  The Company is also evaluating whether there may be third parties that could materially adversely affect the Company through non-compliance with the Year 2000 issue. The Company has identified Park Structures, suppliers, customers, its bank and national delivery services as the parties most likely to materially adversely affect the Company through such non-compliance. The risks include the failure of suppliers to timely deliver materials and finished products, the failure of customers to remit payments timely, the failure of its bank to process its funds or loss of data relating to the Company's funds and delays by national delivery services in shipments of the Company's products. The most likely worst case scenario for the Company would be a confluence of these events coupled with other adverse effects on the economy generally that would impact sales of the Company's products. The Company has contacted its ten largest suppliers and customers, its bank and national delivery services to ascertain their Year 2000 readiness. To date, the Company has received responses from all of the suppliers and customers, the bank and some of the national delivery services. The respondents have indicated that they are at various stages of assessment, remediation or testing of their systems relative to Year 2000 compliance. Based on the responses, the Company does not foresee significant problems with the Year 2000 issue and has not developed a contingency plan to deal with non-compliance issues. Nevertheless, the Company will continue to monitor the responses from third parties as well as the Year 2000 issue in general to ascertain whether additional actions or contingency plans may be necessary. In addition, despite its efforts to address Year 2000 issues, the Company could potentially experience disruptions to its operations, including those related to non-compliant systems used by third parties. Such disruptions could have a material adverse effect on the Company.

New Accounting Standards

  The FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, on June 30, 1997. This statement establishes additional standards for segment reporting in the financial statements and is effective for the Company's fiscal year ended December 31, 1998. Management has complied with the disclosure requirements of this statement.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1998. Management does not anticipate that the adoption of this statement will have a significant effect on earnings or the financial position of the Company.


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



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The information required by Item 9 is incorporated herein by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1998.


ITEM 10. EXECUTIVE COMPENSATION

   The information required by Item 10 is incorporated herein by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 12 is incorporated herein by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1998.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


        Exhibit
          No.                                     Description
         ----   -----------------------------------------------------------------------------------
          3.1   Articles of Incorporation of Koala Corporation (5)
          3.2   Bylaws of Koala Corporation (5)
          4.1   Specimen Common Stock Certificate (1)
         10.1   Incentive Stock Option Plan dated August 19, 1993 (1)
         10.2   Koala Corporation 1995 Stock Option Plan, as amended (5)
         10.3   Industrial Lease dated August 1, 1996 between Buckhead Industrial Properties, Inc. and Koala
                Corporation (2)
         10.4   Credit Agreement with U.S. Bank National Association (4)
         10.5   Agreement for Sale and Purchase of Assets dated June 23, 1997 between Delta Play, Ltd., et al and
                Koala Corporation (3)
         10.6   Registration Rights Agreement dated June 23, 1997 between Delta Play, Ltd., and Koala Corporation
                (4)
         10.7   Agreement for Sale and Purchase of Assets dated August 14, 1998 between Park Structures, Inc. et al and Koala Corporation (5)
         10.8   Indenture dated March 31, 1998 among Vanac Development Corp., Delta Play Company and Koala
                Corporation
         10.9   Form of Revolving Credit Agreement, dated December 16, 1998, between Koala Corporation and U.S. Bank National Association (5)
         21.1   Subsidiaries
         27.1   Financial Data Schedule

___________

  (1) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 33-68482C.
  (2) Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB for the year ended December 31, 1996.
  (3) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K/A filed on September 8, 1997.
  (4) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K/A filed on September 8, 1997.
  (5) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 333-61551.


(b)  Reports on Form 8-K

     On December 31, 1998, the Company filed a Form 8-K reporting Items 2,5 and
     7. Pro forma financial statements as of December 31, 1996 and 1997 and September 30, 1997 and 1998 and for the periods then ended were filed therein.

                                   SIGNATURES

In accordance with Section 13 of the Securities and Exchange Act of 1934, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KOALA CORPORATION

Date:  February 19, 1999        By: /s/ Mark A. Betker
       -----------------        ----------------------

                                    Mark A. Betker, Chairman,
                                    Chief Executive Officer and President

Date:  February 19, 1999        By: /s/ Jeffrey L. Vigil
       -----------------            ---------------------

                                    Vice President of Finance and Administration
                                    (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                                   Title                                       Date
/s/ Mark A. Betker                  Chairman, Chief Executive Officer and               February 19, 1999
-----------------------------       President (Principal Executive Officer)
Mark A. Betker                      and Director


/s/ Michael C. Franson              Director                                            February 19, 1999
-----------------------------
Michael C. Franson


/s/ John T. Pfannenstein            Director                                            February 19, 1999
-----------------------------
John T. Pfannenstein


/s/ Ellen Robinson
------------------------------      Director                                            February 19, 1999
Ellen Robinson

                               KOALA CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----

          Independent Auditor's Report                                                        F-2

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

          Consolidated Statements of Changes in Shareholders' Equity                          F-5

          Consolidated Statements of Cash Flows                                               F-6

          Notes to Consolidated Financial Statements                                          F-7


SHAREHOLDERS AND
BOARD OF DIRECTORS
KOALA CORPORATION
DENVER, COLORADO

                        REPORT OF INDEPENDENT AUDITOR'S

We have audited the accompanying consolidated balance sheets of KOALA CORPORATION (a Colorado corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KOALA CORPORATION, at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                            ERNST & YOUNG LLP
Denver, Colorado

January 22, 1999

KOALA CORPORATION
--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                                December 31,                 December 31,
                                                                                    1998                        1997
                                                                             -----------------           -----------------
                              ASSETS
                              ------
Current Assets:
  Cash and cash equivalents                                                    $ 6,493,570                   $ 1,832,677
  Accounts receivable, trade ( less allowance for doubtful accounts
     of $111,144 in 1998 and $45,703 in 1997)                                    5,781,256                     2,212,802
  Inventories                                                                    3,581,137                     1,103,355
  Prepaid expenses and other                                                       838,109                       504,957
                                                                               -----------                   -----------
Total current assets                                                            16,694,072                     5,653,791
                                                                               -----------                   -----------
Property and Equipment:                                                          2,991,182                     1,561,324
 Less accumulated depreciation                                                     559,068                       322,616
                                                                               -----------                   -----------
                                                                                 2,432,114                     1,238,708
                                                                               -----------                   -----------
Other Assets:
  Intangibles (net of accumulated amortization of $793,821
    in 1998 and $496,221 in 1997)                                               22,479,014                     8,064,301
                                                                               -----------                   -----------
                                                                                22,479,014                     8,064,301
                                                                               -----------                   -----------
                                                                               $41,605,200                   $14,956,800
                                                                               ===========                   ===========

                LIABILITIES & SHAREHOLDERS' EQUITY
                ----------------------------------
Current Liabilities:
  Accounts payable                                                             $ 1,721,886                   $ 1,312,518
  Accrued expenses and income taxes                                                375,219                       396,163
  Current portion of long-term debt (note 4)                                     5,865,043                             -
                                                                               -----------                   -----------
     Total current liabilities                                                   7,962,148                     1,708,681
                                                                               -----------                   -----------

Long Term Liabilities:
  Deferred income taxes                                                            645,000                       398,047
  Long-term debt, net of current portion (note 4)                               11,502,271                             -
                                                                               -----------                   -----------
     Total long-term liabilities                                                12,147,271                       398,047
                                                                              ------------                   -----------
                                                                              ------------                   -----------
Total Liabilities                                                               20,109,419                     2,106,728
                                                                              ------------                   -----------

Commitments and contingencies (note 7)

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none                                                       -                             -
  Common stock, $.10 par value, 10,000,000 shared authorized;
     issued and outstanding - 2,847,362 in 1998 - 2,527,362 in 1997                284,736                       252,736
  Common stock to be issued, 77,118 shares (notes 2 and 6)                       1,297,903                             -
  Additional paid in capital                                                     9,620,174                     5,307,988
  Other comprehensive loss                                                        (121,160)                      (25,124)
  Retained earnings                                                             10,414,128                     7,314,472
                                                                               -----------                   -----------
Total shareholders' equity                                                      21,495,781                    12,850,072
                                                                               -----------                   -----------
                                                                               $41,605,200                   $14,956,800
                                                                               ===========                   ===========



                See notes to consolidated financial statements


KOALA CORPORATION
------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Years ended December 31,
                                                                          1998                            1997
                                                                     --------------                  --------------

Sales                                                                   $19,100,765                     $13,621,292
Cost of sales                                                             8,627,979                       5,528,542
                                                                        -----------                     -----------
Gross profit                                                             10,472,786                       8,092,750

Selling, general and administrative expenses                              5,485,198                       4,230,988
Amortization of intangibles                                                 297,600                         200,861
                                                                        -----------                     -----------
Income from operations                                                    4,689,988                       3,660,901
                                                                        -----------                     -----------
Other (income) expense:
  Interest income                                                           (78,712)                       (115,708)
                                                                        -----------                     -----------
Income before income taxes                                                4,768,700                       3,776,609
Provision for income taxes                                                1,669,044                       1,340,697
                                                                        -----------                     -----------
Net income                                                              $ 3,099,656                     $ 2,435,912
                                                                        ===========                     ===========
Net income per share - basic                                            $      1.22                     $      0.97
                                                                        ===========                     ===========
Weighted average shares outstanding - basic                               2,536,058                       2,503,654
                                                                        ===========                     ===========
Net income per share - diluted                                          $      1.19                     $      0.96
                                                                        ===========                     ===========
Weighted average shares outstanding - diluted                             2,599,005                       2,548,148
                                                                       ============                    ============



                See notes to consolidated financial statements


KOALA CORPORATION
===================================================================================================================================
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                 Common Stock         Common    Additional                    Other
                                           -----------------------   Stock to    Paid-In      Retained    Comprehensive
                                              Shares      Amount     be Issued    Capital      Earnings        Loss        Total
                                           ----------   ----------  ----------  ----------    ----------  ------------  -----------

Balance, December 31, 1996                  2,481,260     $248,126  $        0  $4,651,884   $ 4,878,560   $        0   $ 9,778,570
Net income                                                                                     2,435,912                  2,435,912
Foreign currency translation adjustment                                                                       (25,124)      (25,124)
                                                                                                                        -----------
Comprehensive income                                                                                                      2,410,788
Issuance of common stock for acquisition
of Delta Play, Ltd.                            40,000        4,000                 596,000                                  600,000
Issuance of common stock for exercise
of warrants                                     6,102          610                  60,104                                   60,714
                                           ----------   ----------  ----------  ----------   -----------   ----------   -----------
Balance, December 31, 1997                  2,527,362      252,736           0   5,307,988     7,314,472      (25,124)   12,850,072
                                           ----------   ----------  ----------  ----------   -----------   ----------   -----------
Net income                                                                                     3,099,656                  3,099,656
Foreign currency translation adjustment                                                                       (96,036)      (96,036)
                                                                                                                        -----------
Comprehensive income                                                                                                      3,003,620
Issuance of common stock for secondary
offering, net of expenses                     320,000       32,000               4,312,186                                4,344,186
Common stock to be issued for
acquisition of Park Structures                                       1,297,903                                            1,297,903
                                           ----------   ----------  ----------  ----------   -----------   ----------   -----------
Balance December 31, 1998                   2,847,362     $284,736  $1,297,903  $9,620,174   $10,414,128    ($121,160)  $21,495,781
                                           ==========   ==========  ==========  ==========   ===========   ==========   ===========

                See notes to consolidated financial statements


KOALA CORPORATION
--------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years ended December 31,
                                                                    1998           1997
                                                              --------------  --------------
Cash flows from operating activities:
  Net income                                                     $3,099,656      $2,435,912
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                  238,269         163,133
      Amortization                                                  297,600         200,861
      Deferred income taxes                                         222,267         152,433

      (Increase) decrease in operating assets:
         Accounts receivable, trade                              (1,439,825)       (416,618)
         Refundable income taxes                                         -          263,677
         Inventory                                                 (910,071)       (106,791)
         Prepaid expenses                                          (250,959)       (313,293)

      Increase in operating liabilities:
         Accounts payable                                           342,466         818,509
         Accrued expenses and income taxes                           86,217         337,889
                                                               ------------    ------------
Net cash provided by operations                                   1,685,620       3,535,712
                                                               ------------   -------------

Cash flows from investing activities:
  Payments for capital expenditures                                (519,918)       (520,321)
  Purchase of Delta Play, Ltd., net of cash acquired               (610,260)     (4,634,802)
  Acquisition costs related to purchase of Park Structures         (131,367)             -
  Payments for patents and intangibles                              (89,869)        (21,730)
                                                               ------------    ------------
Net cash used by investing activities                            (1,351,414)     (5,176,853)
                                                               ------------    ------------

Cash flows from financing activities:
  Proceeds from the exercise of
   common stock warrants                                                 -           39,633
  Sale of common stock, net of expenses                           4,344,186              -
                                                               ------------    ------------
Net cash provided by financing activities                         4,344,186          39,633
                                                               ------------    ------------
Effect of exchange rate changes on cash and cash equivalents        (17,499)         (8,416)

Net increase (decrease) in cash and cash equivalents              4,660,893      (1,609,924)

Cash and cash equivalents at beginning of period                  1,832,677       3,442,601
                                                               ------------    ------------
Cash and cash equivalents at end of period                       $6,493,570      $1,832,677
                                                               ============    ============


                See notes to consolidated financial statements

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.   Summary of significant accounting policies:

     Nature of operations:

     Koala Corporation and its wholly owned subsidiaries (the "Company") is a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, children's activity products and children's indoor and outdoor modular play equipment.


     Principles of consolidation:

     The consolidated financial statements include the accounts of Koala Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The operations of Delta Play, Ltd. and Park Structures, Inc. are included in the accompanying financial statements from June 1, 1997 and December 16, 1998 respectively, the effective date of each acquisition (note 2).


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


     Financial instruments:

     The fair value of financial instruments, consisting of investments in cash, cash equivalents, receivables, obligations under accounts payable, and debt instruments, is based on interest rates available to the Company and comparisons to quoted prices. At December 31, 1998 and 1997, the fair value of these financial instruments approximates carrying value.

     Cash and cash equivalents include cash on hand, demand deposits, savings accounts, and short-term investments with original maturities of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk.
     The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company's primary bank may be in excess of the FDIC insurance limit. Cash in money market mutual funds is not federally insured. The Company performs periodic evaluations of the relative credit standing of these financial institutions. As of December 31, 1998 and 1997, cash and cash equivalents consisted of the following:


                                                        1998              1997
                                                        ----              ----
Cash in primary banking institution                 $1,623,570        $  863,084
Cash in mutual funds and agencies                    4,870,000           969,593
                                                    ----------        ----------
                                                    $6,493,570        $1,832,677
                                                    ==========        ==========

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.   Summary of significant accounting policies (continued):

     Inventories:

     Inventories are stated at the lower of cost (including manufacturing
     overhead applied to finished goods) or market (first-in, first-out).   As
     of December 31, 1998 and 1997, inventories consisted of the following:

                                                         1998                  1997
                                                         ----                  ----
Raw materials                                          $2,832,314            $  605,066
Finished goods                                            748,823               498,289
                                                       ----------            ----------
                                                       $3,581,137            $1,103,355
                                                       ==========            ==========

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

          Furniture and fixtures                   7 years
          Tooling and molds                     6-10 years
          Shop and office equipment             3-10 years


     Intangibles:

     Acquisition intangibles represents trade names, trade marks, customer lists and patents from acquired companies and the excess of the cost of the companies acquired over the fair value of their net assets at the date of acquisition. The majority of acquisition intangible costs are being amortized using the straight-line method using estimated useful lives ranging from 5 to 30 years. Acquisition intangible costs in the amount of $3,427,000, related to the Company's merger with JBJ Industries, Inc. in 1993, is being amortized over 40 years.

     Costs of obtaining new patents and trademarks are capitalized and amortized on the straight line basis over 17 years for patents and 20 years for trademarks once approval is granted. Costs are expensed if approval is denied.


     Revenue recognition:

     The Company recognizes revenues at the time its products are shipped.


     Research and development costs:

     Research and development costs are expensed when incurred. The Company's research and development costs were not significant in 1998 or 1997.


     Advertising costs:

     Advertising costs are expensed when incurred. Advertising expense for the periods ended December 31, 1998 and 1997 was $443,309 and $405,178, respectively. Prepaid advertising costs at December 31, 1998 and 1997 was $227,332 and $35,724, respectively, and consist of costs of advertising which have not taken place.

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.   Summary of significant accounting policies (continued):

     Income taxes:

     The Company provides for deferred taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and state, federal and foreign income tax purposes. The differences relate primarily to depreciable and amortizable assets, certain accrued expenses and the allowance for uncollectible accounts. For foreign corporate income taxes paid, the Company will utilize a foreign tax credit against the federal corporate income tax liability.


     Net income per share:

     The reconciliation of the weighted average shares outstanding for purposes of calculating basic earnings per share versus diluted earnings per share is as follows:

                                     1998        1997
                                   ---------   ---------
 Weighted average shares
outstanding for basic EPS          2,536,058   2,503,654

 Common stock equivalents for
unexercised stock options             62,947      44,494
                                   ---------   ---------

Weighted average shares
outstanding for diluted EPS        2,599,005   2,548,148
                                   =========   =========

     The above reconciliation does not include 77,118 shares that will be issued on March 1, 1999 pursuant to the Park Structures acquisition (note 2). The obligation to issue these shares was incurred on December 31, 1998 and, accordingly, its impact is immaterial for purposes of calculating basic and diluted earnings per share at December 31, 1998.


     Foreign currency translation:

     The financial statements of the Company's subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from translation, a separate component of shareholders' equity. Income and expense items are translated at average rates of exchange. Gains and losses on foreign currency transactions of these subsidiaries are included in net earnings.

2.   Acquisitions:

     Park Structures, Inc.:

     On December 16, 1998, the Company acquired substantially all of the assets of Park Structures, a provider of children's outdoor modular play systems based in Coral Springs, Florida. The acquisition was effective December 16, 1998 and was accounted for as a purchase. Results of operations of Park Structures were included in the Company's consolidated statements of income beginning on the effective date.

     The initial consideration paid for Park Structures was $13,865,043, for which the Company issued a promissory note, net of a $400,000 holdback, for $13,465,043 (note 4). Such promissory note was repaid on January 4, 1999 using proceeds of the secondary public offering (note 5) and an advance on the line of credit (note 3). In addition, preliminary

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

2.   Acquisitions (continued):

     acquisition costs of $131,479 were incurred and estimated asset adjustments of $1,088,518 were accrued. The financial statements reflect a preliminary allocation of purchase price, to be finalized upon evaluation of certain intangibles acquired. The initial consideration, acquisition costs and asset adjustments were allocated to tangible assets based on relative fair value, with the remaining balance allocated to trade names, trade marks and goodwill and recorded as intangible assets.

     The purchase agreement also provides for additional consideration in the form of cash and Company common stock if certain operating performance criteria were met by Park Structures for the year ending December 31, 1998 and for the rolling twelve month period ending June 30, 1999. For the December 31, 1998 earnout period, the additional consideration amounted to 77,118 shares of common stock valued at $1,297,903 and cash of $2,703,829. For the June 30, 1999 earnout period, the maximum additional consideration is $1.0 million cash. If minimum performance is not achieved, no additional consideration will be payable. The additional consideration incurred for the 1998 earnout has been treated as goodwill and recorded to intangibles on the balance sheet. Any additional consideration paid for the 1999 earnout will be treated as goodwill and recorded to intangibles on the balance sheet.

     The pro forma unaudited results of operations of the Company for the years ended December 31, 1998 and 1997 assuming consummation of the purchase of Park Structures as of January 1, 1998 and 1997 (excluding Delta pro forma for the five months prior to its purchase in June 1997) are as follows:

                                                 Year ended               Year ended
                                             December 31, 1998         December 31, 1997
                                             --------------------------------------------
          Sales                                   $29,048,996               $21,863,050
          Net income                              $ 3,942,491               $ 2,469,491
          Net income per share - diluted          $      1.35               $      0.86

    Delta Play, Ltd.:

     On June 23, 1997, the Company acquired substantially all of the assets of Delta Play, Ltd. (Delta), a leading provider of custom indoor and outdoor modular play systems based in Delta, British Columbia. The acquisition was effective June 1, 1997 and was accounted for as a purchase. Results of operations of Delta were included in the Company's consolidated statements of income beginning on the effective date.

     As initial consideration, the Company paid $4,180,609 cash and issued 40,000 shares of Koala Corporation common stock valued at $600,000. In addition, costs related to the acquisition of approximately $455,559 were incurred. In August 1998, the Company paid $610,160 in additional consideration pursuant to the earn-out provisions of the Delta purchase agreement. The additional consideration paid was treated as goodwill and recorded to intangibles on the balance sheet.

     The pro forma unaudited results of operations of the Company for the year ended December 31, 1997, assuming consummation of the purchase of Delta as of January 1, 1997, is as follows:

                                                    Year ended
                                                  December 31, 1997
                                                  -----------------

          Sales                                     $15,499,336
          Net income                                $ 2,513,770
          Net income per share - diluted            $      0.98

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

3.   Credit facility:

     The Company obtained a $15.0 million secured line of credit on December 16, 1998. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on December 16, 2001. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate". A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There were no amounts outstanding under the credit facility as of December 31, 1998.

4.   Debt:

     On December 16, 1998, the Company issued a non-interest bearing promissory note in the amount of $13,465,043 for the purchase of the assets of Park Structures, Inc. and Park Structures Sales, Inc. (together "Park Structures") (note 2). The promissory note was secured by an irrevocable letter of credit from a financial institution. The promissory note was paid on January 4, 1999 by utilizing cash from the 1998 stock offering (note 5), cash on hand, and an advance on the Company's line of credit in the amount of $7,600,000. Debt also includes $2,703,829 payable on March 1, 1999 for the estimated cash portion of additional consideration, $1,088,518 payable on May 1, 1999 for estimated asset adjustments and $109,924 payable on May 1, 1999 for contractual holdbacks, all pursuant to the Park Structures purchase.

     The portion of debt that was paid with the cash proceeds of the stock offering plus cash on hand, totaling $5,865,043, has been classified as short-term. The remaining obligation, totaling $11,502,271, is classified as long-term because the Company will utilize its existing line of credit to finance the payment of these obligations. Principal payments on the line of credit are not due until its maturity on December 16, 2001 (note
     3).

5.   Common stock:

     On December 16, 1998, the Company completed a secondary public offering of 1,200,000 shares of Koala Corporation common stock. The Company sold 320,000 shares of common stock, and a selling shareholder sold the remaining 880,000 shares. The Company received proceeds, net of offering expenses, of $4,344,186 for the 320,000 shares of Company stock sold. Subsequent to December 31, 1998, these proceeds were used to pay a portion of the debt incurred in connection with the purchase of Park Structures (notes 2 and 4).

     On January 22, 1999, the Company's underwriters exercised their over-allotment option to purchase an additional 180,000 shares of the Company's common stock pursuant to the 1998 common stock offering. The issuance of the shares resulted in net proceeds after underwriting fees of $2,734,200. The proceeds were used to reduce long-term debt that was incurred under the credit facility to purchase the assets of Park Structures.

6.   Supplemental financial information:

     Supplemental cash flow information:

                                               1998                   1997
                                               ----                   ----
          Interest received                  $   83,043              $104,839
                                             ==========              ========
          Interest paid                      $        0              $    989
                                             ==========              ========
          Income taxes paid                  $1,420,483              $872,304
                                             ==========              ========

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


6.      Supplemental financial information (continued):

        Supplemental non-cash information:

              Non-cash investing activities:
                                                                            1998
                                                                            ----
                  Net assets acquired from Park
                  Structures                                              $19,086,772
                                                                          ===========

                  Note payable and other amounts
                  payable to Seller of Park  Structures                   $17,367,314
                                                                          ===========

                  Common stock to be issued to
                  Seller of Park Structures                               $ 1,297,903
                                                                          ===========


7.   Commitments and contingencies:

     Operating lease:

     The Company has entered into operating leases for facilities located in Denver, Colorado, New Orleans, Louisiana, Coral Springs, Florida and Delta, British Columbia, Canada.

     The lease terms vary and run through May 31, 2003. All leases call for monthly base rents, with the Company responsible for its share of common building operating costs, payable on a monthly basis.

     Facilities rent expense was $338,277 and $187,719 for years ending December 31, 1998 and 1997, respectively. Total minimum operating lease commitments for the years ending December 31 are:


                                                              Amount
                    Year Ending December 31,                  ------
                    ------------------------
                              1999                            $  631,376
                              2000                               615,652
                              2001                               538,638
                              2002                               321,351
                       2003 and thereafter                       120,146
                                                              ----------
                                                              $2,227,163
                                                              ==========

     Warranties:

     The Company provides a replacement guarantee for one year from purchase protecting against damage from natural disasters or vandalism subject to a $100 deductible. The Company also provides a five year warranty on parts and labor covering any defects in workmanship. The Company has experienced minimal returns and warranty claims; therefore, as of December 31, 1998 and 1997, no accrual has been made for future claims.


8.   Stock options:

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

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

8.   Stock options (continued):

     In January 1998, the Company authorized the amendment and restatement of the 1995 Koala Corporation Stock Option Plan to grant an additional 250,000 shares and allow the transfer of non-qualified stock options to family members without Board of Directors' approval or to non-employees with Board of Directors' approval. The amendment and restatement was approved by the Company's shareholders' at its annual shareholders' meeting May 1998.

     The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:



                                                      1998                     1997
                                                      ----                     ----
Assumption
----------

Dividend yield                                        0.0%                    0.0%
Risk-free interest rate
     5 year                                           6.25%                   5.71%
Expected life                                       5 years                  5 years
Expected volatility                                   43.00%                  38.70%


     The Company applies APB Opinion 25 in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for the plan in 1998 and 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been presented as follows:



             Net income                              1998                    1997
             ----------                              ----                    ----
                As reported                         $3,099,656              $2,435,912
                                                    ==========              ==========

                Pro forma (FASB 123)                $2,742,162              $2,259,337
                                                    ==========              ==========

             Basic earnings per share
             ------------------------

                 As reported                        $     1.22              $     0.97
                                                    ==========              ==========

                 Pro forma (FASB 123)               $     1.08              $     0.90
                                                    ==========              ==========


              Diluted earnings per share
              --------------------------

                 As reported                        $     1.19              $     0.96
                                                    ==========              ==========

                 Pro forma (FASB 123)               $     1.05              $     0.89
                                                    ==========              ==========

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


8.   Stock options (continued):

     Following is a summary of the status of the plans during 1998 and 1997:

                                          Number of                 Weighted Average
                                            Shares                    Exercise Price
                                          ---------                   --------------
Outstanding 12/31/96                       250,000                       $11.25

    Granted  1997                            1,000                       $10.75
    Granted  1997                           22,000                       $13.00
    Granted  1997                           10,000                       $15.00
                                           -------

Outstanding 12/31/97                       283,000                       $11.52

    Granted  1998                           20,000                       $14.50
    Granted  1998                            2,000                       $16.00
    Forfeited  1998                        (10,000)                      $13.00
    Granted  1998                           44,000                       $16.25
    Granted  1998                            8,000                       $18.00
    Granted  1998                           16,000                       $20.00
    Granted  1998                           40,000                       $23.00
                                           -------

Outstanding 12/31/98                       403,000                       $13.77
                                           =======


                                             1998                          1997
                                             ----                          ----
Options exercisable                        167,000                      103,000
                                          ========                     ========

Weighted average fair value
of options granted during the year        $  18.62                     $  13.54
                                          ========                     ========


     A summary of the status of fixed options outstanding at December 31, 1998 is as follows:

                                           Outstanding Options           Exercisable Options
                                           -------------------           -------------------

                                     Weighted
                                      Average          Weighted                        Weighted
                                     Remaining         Average                          Average
                                   Contractual         Exercise                         Exercise
      Price           Number           Life             Price          Number           Price
      -----           ------           ----             -----          ------           -----

     $ 9.25 to
       $11.25          151,000        7.0 years         $ 9.92         91,000          $ 9.93

     $13.00 to
       $15.00          142,000        7.5 years         $13.53         66,000          $13.29

     $16.00 to
       $23.00          110,000        9.5 years         $19.37         10,000          $17.60


     The Company acquired Activities Unlimited in March 1996. A portion of the purchase price was in the form of options to purchase Koala common stock. As of December 31, 1998 and 1997, 9,000 and 1,000 options had been granted under this agreement, respectively.

9.   Income taxes:

     The components of the provision for income tax were:


                                                     ------------------------------------------------
                                                                            1998
                                                     ------------------------------------------------
                                                         Federal      Foreign     State      Total
                                                        ----------   ---------   -------   ----------

Current tax expense                                     $1,153,496    $234,048   $59,233   $1,446,777
Deferred tax expense                                       216,860           -     5,407      222,267
                                                        ----------    --------   -------   ----------
Provision for income taxes                              $1,370,356    $234,048   $64,640   $1,669,044
                                                        ==========    ========   =======   ==========

                                                     ------------------------------------------------
                                                                               1997
                                                     ------------------------------------------------
                                                         Federal      Foreign     State      Total
                                                        ----------   ---------   -------   ----------

Current tax expense                                     $  963,764    $159,798   $64,702   $1,188,264
Deferred tax expense                                       152,406           -        27      152,433
                                                        ----------    --------   -------   ----------
Provision for income taxes                              $1,116,170    $159,798   $64,729   $1,340,697
                                                        ==========    ========   =======   ==========

     The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                             1998                  1997
                                                                             ----                  ----
Deferred tax assets:
  Allowance for doubtful accounts                                           $ 39,000              $ 14,314
                                                                            --------              --------

Deferred tax liabilities:
  Depreciation                                                               214,000               154,204
  Amortization                                                               403,000               243,843
  Other                                                                       28,000                     -
                                                                            --------              --------
                                                                             645,000               398,047
                                                                            --------              --------
Net deferred tax liability                                                  $606,000              $383,733
                                                                            ========              ========


     The effective tax rate differs from the statutory rate as follows:

                                                                               1998                  1997
                                                                               ----                  ----

Federal statutory rate                                                          34.0%                 34.0%
Foreign taxes in excess of federal statutory rate                                4.9                   4.6
Tax benefit of foreign tax credit                                               (4.9)                 (4.4)
State income taxes  net of federal effect                                        0.8                   1.7
Effect of difference in tax basis of goodwill                                   (0.8)                 (1.1)
Foreign sales corporation benefit                                               (1.1)                    -
Miscellaneous tax adjustments                                                    2.1                   0.7
                                                                                ----                  ----
Effective tax rate                                                              35.0%                 35.5%
                                                                                ====                  ====


10.  Major suppliers:

     For the periods ended December 31, 1998 and 1997, the Company purchased a significant amount of component parts from three vendors which accounted for approximately 38% and 47% of the Company's total cost of sales, respectively.

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

11.  401(k) Plan:

     Effective January 1997, the Company adopted a 401(k) Plan for the benefit of substantially all of its U.S. employees meeting specified eligibility
     requirements.   The Plan permits contributions by the Company but does not require them. The Company made no contributions to the Plan during 1997 or 1998.


12.  Preferred stock:

     During 1996 the shareholders voted to amend the Articles of Incorporation to provide for the issuance of 1,000,000 shares of no par value preferred stock. At December 31, 1998 and December 31, 1997, none were outstanding. The Board of Directors is granted authority to determine dividends and other rights and preferences for the preferred stock.


13.  Geographic and business segments:

     Business segments:

     The Company operates two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

     The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, block and bead tables and the wonder wall. All of these products are manufactured by sub-contractors or purchased from third parties. These products are sold direct and through distribution.

     The Company's modular play equipment includes both indoor and outdoor equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers needs and desires. These products are manufactured by the Company at its facilities located in Delta, British Columbia and Coral Springs, Florida. These products are sold direct and through manufacturers representatives/dealers.

     The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders' relations costs. The following table presents sales and other financial information by business segment:

                     ------------------------------------------------------------------------------------
                                                                 1998
                     ------------------------------------------------------------------------------------
                                                   Convenience
                                                   and Activity          Modular Play
                                                    Products              Equipment             Total
                                             ------------------------------------------------------------

Sales                                              $11,946,053         $ 7,154,712         $19,100,765
Operating income                                     3,661,275           1,028,713           4,689,988
Capital expenditures                                   294,036             225,882             519,918
Total assets                                       $15,209,446         $26,395,754         $41,605,200

                               KOALA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

13.  Geographic and business segments (continued):


                       --------------------------------------------------------------------------
                                                                1997
                       ---------------------------------------------------------------------------
                                          Convenience
                                        and Activity           Modular Play
                                           Products             Equipment             Total
                                     ------------------------------------------------------------
Total sales                                   $10,431,493          $3,189,799         $13,621,292
Operating income                                3,216,187             444,714           3,660,901
Capital expenditures                              467,591              52,730             520,321
Total assets                                  $ 8,590,940          $6,365,860         $14,956,800

     Geographic area data:

     Geographically, sales, operating income and identifiable assets for non-domestic entities for the years ended December 31, 1998 and 1997 were $6,690,230 and $3,189,799, $1,133,917 and $671,641 and $2,737,443 and
     $1,931,400, respectively. There were no material amounts of sales or transfers among geographic areas during 1998 or 1997.


14.  Comprehensive income:

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