Form 10QSB
period 1999-03-31
KOALA CORP /CO/
filed 1999-05-17
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     March  31, 1999
                                                    -----------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
                        For the transition period from _________ to _________

                         Commission file number 0-22464

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

                 11600 E. 53rd Avenue, Unit D, Denver, CO 80239
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (303) 574-1000
                                 --------------
                           (Issuer's telephone number)

               5031 So. Ulster Street, Suite 300, Denver, CO 80237
               ---------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value as of March 31, 1999 was 3,104,448 shares.


Transitional Small Business Disclosure Format (Check one):
   Yes.....    No...X...

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                                                         March 31,     December 31,
                                                                           1999           1998
                                                                       -----------     ------------
                                                                       (unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents .......................................   $    774,719    $  6,493,570
  Accounts receivable, trade ( less allowance for doubtful accounts
     of $76,487 in 1999 and $111,444 in 1998) .....................      5,723,341       5,781,256
  Inventories .....................................................      4,426,306       3,581,137
  Prepaid expenses and other ......................................      1,284,909         838,109
                                                                      ------------    ------------
Total current assets ..............................................     12,209,275      16,694,072
                                                                      ------------    ------------
Property and Equipment: ...........................................      3,521,481       2,991,182
 Less accumulated depreciation ....................................        681,013         559,068
                                                                      ------------    ------------
                                                                         2,840,468       2,432,114
                                                                      ------------    ------------
Other Assets:
  Intangibles (net of accumulated amortization of $1,021,948
    in 1999 and $793,821 in 1998) .................................     28,134,457      22,479,014
                                                                      ------------    ------------

                                                                        28,134,457      22,479,014
                                                                      ------------    ------------
                                                                      $ 43,184,200    $ 41,605,200
                                                                      ============    ============
   LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ................................................   $  2,610,324    $  1,721,886
  Accrued expenses and income taxes ...............................        965,427         375,219
  Current portion of long-term debt ...............................           --         5,865,043
                                                                      ------------    ------------
     Total current liabilities ....................................      3,575,751       7,962,148
                                                                      ------------    ------------

Long Term Liabilities:
  Deferred income taxes ...........................................        645,000         645,000
  Long-term debt, net of current portion ..........................     12,771,416      11,502,271
                                                                      ------------    ------------
     Total long-term liabilities ..................................     13,416,416      12,147,271
                                                                      ------------    ------------

Total Liabilities .................................................     16,992,167      20,109,419
                                                                      ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none ................................           --              --
  Common stock, $.10 par value, 10,000,000 shared authorized;
     issued and outstanding - 3,104,448 in 1999 - 2,847,362 in 1998        310,448         284,736
  Common stock to be issued, 47,900 in 1999 and 77,118 in 1998 ....      1,000,000       1,297,903
  Additional paid in capital ......................................     13,572,805       9,620,174
  Other comprehensive loss ........................................        (54,025)       (121,160)
  Retained earnings ...............................................     11,362,805      10,414,128
                                                                      ------------    ------------
 Total shareholders' equity .......................................     26,192,033      21,495,781
                                                                      ------------    ------------
                                                                      $ 43,184,200    $ 41,605,200
                                                                      ============    ============

                 See notes to consolidated financial statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                               March 31,
                                                          1999           1998
                                                      -----------    -----------
                                                      (unaudited)    (unaudited)
Sales ...........................................    $ 7,299,427    $ 4,013,994
Cost of sales ...................................      3,605,975      1,741,923
                                                     -----------    -----------
Gross profit ....................................      3,693,452      2,272,071

Selling, general and administrative expenses ....      1,852,239      1,229,021
Amortization of intangibles .....................        228,127         65,379
                                                     -----------    -----------

Income from operations ..........................      1,613,086        977,671
                                                     -----------    -----------
Other (income) expense:
  Interest expense ..............................        108,559           --
  Other (income) expense, net ...................         33,712         (6,807)
                                                     -----------    -----------
Income before income taxes ......................      1,470,815        984,478
Provision for income taxes ......................        522,138        349,489
                                                     -----------    -----------
Net income ......................................    $   948,677    $   634,989
                                                     ===========    ===========

Net income per share - basic ....................    $      0.32    $      0.25
                                                     ===========    ===========

Weighted average shares outstanding - basic .....      2,991,360      2,527,362
                                                     ===========    ===========

Net income per share - diluted ..................    $      0.31    $      0.25
                                                     ===========    ===========

Weighted average shares outstanding - diluted ...      3,096,653      2,589,341
                                                     ===========    ===========

                 See notes to consolidated financial statements

KOALA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                            March 31,
                                                                      1999           1998
                                                                  -----------     -----------
                                                                  (unaudited)     (unaudited)


Cash flows from operating activities:
  Net income ...............................................   $    948,677    $    634,989
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation .........................................        118,619          67,465
      Amortization .........................................        228,127          65,379
      (Increase) decrease in operating assets:
         Accounts receivable, trade ........................        529,446         107,550
         Inventory .........................................       (725,169)       (218,876)
         Prepaid expenses ..................................       (510,001)       (265,529)
      Increase (decrease) in operating liabilities:
         Accounts payable ..................................        625,964        (320,401)
         Accrued expenses and income taxes .................        540,001         (71,966)
                                                               ------------    ------------
Net cash provided (used) by operations .....................      1,755,664          (1,389)
                                                               ------------    ------------

Cash flows from investing activities:
  Payments for capital expenditures ........................       (447,045)       (151,944)
  Purchase of Superior Foam, net of cash acquired ..........     (4,778,787)           --
  Purchase of Park Structures, net of cash acquired ........    (16,255,592)           --
  Payments for patents and intangibles .....................         (5,506)         (2,956)
                                                               ------------    ------------
Net cash used by investing activities ......................    (21,486,930)       (154,900)
                                                               ------------    ------------

Cash flows from financing activities:
  Proceeds from long-term borrowings .......................     14,885,000            --
  Payments on long-term borrowings .........................     (3,534,200)           --
  Sale of common stock, net of expenses ....................      2,680,450            --
                                                               ------------    ------------
Net cash provided by financing activities ..................     14,031,250            --
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents        (18,835)          8,669

Net (decrease) in cash and cash equivalents ................     (5,718,851)       (147,620)

Cash and cash equivalents at beginning of period ...........      6,493,570       1,832,677
                                                               ------------    ------------
Cash and cash equivalents at end of period .................   $    774,719    $  1,685,057
                                                               ============    ============

                 See notes to consolidated financial statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)

1.   Unaudited information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB should refer to the Company's 10-KSB for the year ended December 31, 1998 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results for a full year.

2.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of March 31, 1999 and December 31, 1998, consists of the following:


                                              March 31, 1999  December 31, 1998
                                              --------------  -----------------

          Raw materials and component parts     $3,658,492       $2,832,314
          Finished goods                           767,814          748,823
                                                ----------       ----------

                                                $4,426,306       $3,581,137
                                                ==========       ==========

3.   Credit Facility:

     The Company obtained a $15.0 million secured line of credit on December 16, 1998. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on December 16, 2001. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate". A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was a balance outstanding of $11,350,800 as of March 31, 1999.


4.   Earnings per share:

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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)


4.   Earnings per share (continued):

     There is no difference between after tax earnings for calculation of basic earnings per share versus diluted earnings per share. The reconciliation of the weighted average shares outstanding for purposes of calculating basic earnings per share versus diluted earnings per share is as follows:

                                             March 31,1999     March 31, 1998
                                             -------------     --------------
            Weighted average shares
            outstanding for basic EPS          2,991,360           2,527,362

            Common stock equivalents for
            unexercised stock options            105,293              61,979
                                              ----------         -----------

            Weighted average shares
            outstanding for diluted EPS        3,096,653           2,589,341
                                              ==========         ===========



5.   Acquisitions:

     Acquisition of Superior Foam:

     On March 26, 1999 the Company acquired substantially all the assets of Superior Foam & Polymers, Inc., a provider of children's foam activities products located near Austin, Texas. The acquisition was effective March 1, 1999 and was accounted for as a purchase. Results of operations of Superior Foam were included in the Company's consolidated statements of income beginning on the effective date.

     As initial consideration, the Company paid $5.0 million cash, net of a $200,000 holdback, and will issue 47,900 shares of Koala Corporation common stock valued at $1.0 million. The Company paid the cash portion of the purchase price with cash generated from both internal operations and an advance on the Company's Line of Credit in the amount of $4.6 million. In addition, estimated acquisition costs of $50,000 were paid or accrued at March 31, 1999. The initial consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to proprietary trade secrets, trade names, trade marks and goodwill and recorded as intangible assets. The acquisition intangible costs will be amortized using the straight-line method using estimated useful lives ranging from 5 to 30 years.


     Acquisition of Park Structures:

     On December 16, 1998, the Company acquired substantially all of the assets of Park Structures, Inc., a provider of children's outdoor modular play systems based in Coral Springs, Florida. The acquisition was effective December 16, 1998 and was accounted for as a purchase. Results of operations of Park Structures were included in the Company's consolidated statements of income beginning on the effective date. The initial consideration paid for Park Structures was $13,865,043, for which the Company issued a promissory note, net of a $400,000 holdback, for $13,465,043. Such promissory note was paid on January 4, 1999 using proceeds of the secondary public offering and an advance of $7,600,000 on the line of credit. In addition, preliminary acquisition costs of $131,479 were incurred and

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)

4.    Acquisitions (continued):

     Acquisition of Park Structures (continued):

     estimated asset adjustments of $1,001,798 were accrued. The financial statements reflect a preliminary allocation of purchase price, to be finalized upon evaluation of certain intangibles acquired. The initial consideration, acquisition costs and asset adjustments were allocated to tangible assets based on relative fair value, with the remaining balance allocated to trade names, trade marks and goodwill and recorded as intangible assets.

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

     The pro forma unaudited results of operations of the Company for the three months ended March 31, 1998 assuming consummation of the purchase of Park Structures as of January 1, 1998 is as follows:


                                                  Three Months ended
                                                     March 31, 1998
                                                     --------------

                Sales                                 $  5,240,983
                Net income                            $    701,160
                Net income per share - diluted        $       0.23


5.    Business Segments:

     The Company operates two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

     The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair and activity products. All of these products are manufactured by sub-contractors. These products are sold direct and through distribution.

     The Company's modular play equipment includes both indoor and outdoor equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers needs and desires. These products are manufactured by the

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)

5.   Business Segments (continued):

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

     The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders' relations costs. The following table presents sales and other financial information by business segment:

                -------------------------------------------------------------------------------
                                                March 31, 1999
                -------------------------------------------------------------------------------

                                               Convenience        Modular
                                              and Activity         Play             Total
                                                Products         Equipment
                                             ---------------- ---------------- ----------------
                Sales                          $3,178,432       $4,120,995      $ 7,299,427
                Operating income                  997,358          615,728        1,613,086
                Capital expenditures              418,300           28,745          447,045
                Total assets                  $15,352,931      $27,831,269      $43,184,200


                -------------------------------------------------------------------------------
                                                 March 31, 1998
                -------------------------------------------------------------------------------

                                               Convenience        Modular
                                              and Activity         Play             Total
                                                Products         Equipment
                                             ---------------- ---------------- ----------------

                Sales                        $  2,452,551       $1,561,443      $ 4,013,994
                Operating income                  617,696          359,975          977,671
                Capital expenditures              135,325           16,619          151,944
                Total assets                  $ 8,937,583       $6,270,508      $15,208,091


6.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which was effective in 1998 for the Company. The statement establishes new rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in shareholders' equity, exclusive of transactions with owners.
     Comprehensive income was $67,135 and $8,669 for the three months ended March 31, 1999 and 1998, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Koala Corporation is a leading designer, producer and worldwide marketer of innovative commercial products, systems and solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, children's activity products and children's modular play equipment. The Koala Bear Kare Baby Changing Station, the Company's initial product, has been installed in thousands of public restrooms worldwide. The Baby Changing Station has provided the foundation for the Company's growth and brand name recognition.

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

Components of Sales and Expenses

The Company's sales are derived from two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment.

The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair and activity products. These products are sold direct and through distribution. The Company recognizes sales of products from this business segment at the time the products are shipped.

The Company's modular play equipment includes both indoor and outdoor equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers needs and desires. These products are manufactured by the Company at its facilities located in Delta, British Columbia and Coral Springs, Florida. These products are sold direct and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Components of Sales and Expenses (continued)

through manufacturers representatives/dealers. The Company recognizes sales of products from this business segment at the time the products are shipped.

Cost of sales consists of components manufactured for the Company and direct labor and manufacturing overhead incurred by the Company. All major components are manufactured by outside vendors. Direct labor and manufacturing overhead relate to the fabrication of components and assembly of the products. Beginning in September 1996, the Company sub-contracted out the assembly operations for the Baby Changing Stations, Child Protection Seats and Infant Seat Kradles.

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

Recent Acquisitions

Acquisition of Park Structures:

In December 1998, the Company acquired substantially all of the assets of Park Structures, Inc.("Park Structures"), a provider of children's outdoor modular play systems based in Coral Springs, Florida for cash and stock consideration up to $18.7 million and subject to an asset adjustment.

Park Structures products are marketed and sold to municipalities, parks, public and private schools, day care centers and private developers. The Park Structures acquisition further broadens the Company's product lines and complements the Company's June 1997 acquisition of a line of children's indoor modular play systems and also affords the Company an opportunity to sell its family convenience and children's activity products into new markets. Park Structures product line is included in the children's modular play equipment business segment.

Acquisition of Superior Foam:

In March 1999, the Company acquired substantially all the assets of Superior Foam & Polymers, Inc. ("Superior"), for cash and stock totaling $6.0 million. Located near Austin, Texas, Superior is a manufacturer of commercial activity products.

The primary market for Superior's products are retail stores, shopping malls, amusement parks and water parks. Superior's products come in a variety of themes, shapes, colors and sizes. The products are suitable for both indoor and outdoor use. Superior manufacturers a line of off-the-shelf models for customers to consider, as well as custom designed products to meet a customer's theme specification. Superior's product line will be folded into Koala's existing line of children's activity products and included in the family convenience and children's activity products business segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Sales increased 82% to $ 7,299,427 for the first quarter of 1999 compared to $4,013,994 for the first quarter of 1998. Convenience and activity product segment sales increased 30% to $3,178,432 for the three months ended March 31, 1999 compared to $2,452,551 for the three months ended March 31, 1998. Sales by Superior Foam were included in this segment as of March 1, 1999, the effective date of the purchase, however, the sales contribution was not material. Modular play equipment segment sales increased 164% to $4,120,995 for the first quarter of 1999 compared to $1,561,443 for the first quarter of 1998. The inclusion of Park Structures for the entire first quarter of 1999 contributed significantly to the increase.

Gross profit for the first quarter of 1999 was $3,693,452 (51% of sales) compared with $2,272,071 (57% of sales) for the first quarter of 1998. The gross profit percentage for the first quarter 1999 decreased from the gross profit achieved for first quarter 1998 primarily because of the increase in the proportional mix of modular play equipment sales, which historically have lower margins than the convenience and activity products.

Selling, general and administrative expenses increased for the first quarter of 1999 to $1,821,836 (25% of sales) from $1,229,021 (31% of sales) for the same period in 1998. Sales and marketing expenses increased $269,859 to $1,056,276 for the first quarter of 1999 compared to $786,417 for the first quarter of 1998. This increase was due primarily to the inclusion of Park Structures and Superior Foam and the higher level of sales achieved. General and administrative expenses increased $322,956 to $765,560 for the first quarter of 1999 compared to $442,604 for the first quarter of 1998. The increase in general and administrative expense was primarily the result of the inclusion of Park Structures and Superior Foam and higher depreciation charges arising from the addition of office equipment for the companies new tele-sales facility added in January 1999.

Net income for the first quarter of 1999 was $948,677 (13% of sales) compared with $634,989 (16% of sales) for the first quarter of 1998. This represents a 49% increase in net income. The historically lower margins from Park Structures and Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the first quarter of 1999 increased 25% compared to the first quarter of 1998. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 507,312 shares.


Liquidity and Capital Resources

The Company's free cash flow, defined as net income plus non-cash items, increased by $527,590 to $1,295,423 for the three months ended March 31, 1999 from $767,833 for the three months ended March 31, 1998. The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for the three months ended March 31, 1999 and 1998 was $1,755,664 and ($1,389), respectively. The increase in cash provided by operating activities for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 is due primarily to a combination of an increase in free cash flow as described above and a reduction in accounts receivable. The Company continued its investment in inventory to support the sales growth, also resulting in a corresponding increase in accounts payable. The Company historically incurs significant expenditures for prepaid advertising in the first quarter of the calendar year. These expenditures are for catalogs, brochures, other print material, trade shows and media advertising that will be utilized throughout the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Working capital as of March 31, 1999 and December 31, 1998 was $8,633,524 and $8,731,924, respectively, and cash balances were $774,719 and $6,493,570 at the same dates. The cash balance at December 31, 1998 included most of the proceeds of the secondary public offering completed in December 1998. Cash balances decreased in 1999 due to the use of internal cash balances for payment against the note payable incurred in connection with the Park Structures acquisition.

The Company has used its operating cash flow primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used by investing activities was $21,558,136 and $154,900 for the three months ended March 31, 1999 and 1998, respectively. In 1999, the Company utilized all of its cash on hand and the credit facility to pay the note payable related to the purchase of the children's modular play equipment assets and the commercial foam product assets. The Company also invested approximately $400,000 in the first quarter of 1999 for the data and telecommunications infrastructure utilized in the new KoalaTel tele-sales facility. The Company does not anticipate any extraordinary capital expenditures in the near future.

As discussed above, Park Structures is entitled to receive up to an additional $1.0 million in cash in August 1999 if certain earnings targets are met for the six months ended June 30, 1999. The Company anticipates that such payments would be funded from existing cash balances, cash flow from operations and borrowings under the line of credit. The Company believes that cash flow from operations will be sufficient to fund its operations for the foreseeable future, and repay the borrowings under the credit facility.

The Company obtained a $15.0 million secured line of credit on December 16, 1998. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on December 16, 2001. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate". A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was $11,350,800 outstanding under the credit facility as of March 31, 1999.

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

Because the acquisitions of Park Structures and Superior Foam (collectively "the New Divisions") were only recently completed on December 16, 1998 and March 26, 1999, respectively, the Company has not completed its evaluation of their Year 2000 issues. The New Divisions have informed the Company that they estimate the cost to modify their computer systems to address Year 2000 issues will be less than $5,000 and that such remediation will be completed prior to the Year 2000. The New Divisions have informed the Company that they do not anticipate any

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued)

material disruption in their operations as a result of any Year 2000 issues. The New Divisions do not have any information concerning the potential impact of Year 2000 issues on any of its suppliers or customers. The Company plans to further evaluate the potential impact of Year 2000 issues on the New Divisions' suppliers and customers. The Year 2000 issue could have a material adverse effect on New Divisions' operations and on the Company.

The Company's other operations have only limited information technology systems, consisting of separate local area networks at its headquarters and Vancouver locations. These networks run accounting software at both locations and design software at the Vancouver location. The Company has completed assessment, remediation through the installation of Year 2000 compliant software and independent testing of all application software and the operating systems at both locations, and believes that its information technology systems are Year 2000 compliant. The cost to the Company to achieve this compliance was approximately $40,000, which was used to purchase software and hardware and to pay independent consultants. The Company funded these costs from available cash. The Company believes such remediation is complete, and expects that no further costs of remediation will be required. Should such remediation prove inadequate, the most likely worst case scenario would be a failure of the Company's computer systems, which would likely cause significant delays in order taking, receiving, order fulfillment and other core functions which would have a material adverse affect on the Company. However, because the Company believes its remediation of its computer systems will allow the Company to avoid the risks associated with the Year 2000 issues, it has not developed a separate contingency plan for a scenario in which the Company's remedial measures fail. The Company does not believe that it has any systems or equipment other than its information technology systems that would have a material adverse effect on the Company if such systems were not Year 2000 compliant.

The Company is also evaluating whether there may be third parties that could materially adversely affect the Company through non-compliance. The Company has identified the New Divisions, suppliers, customers, its bank and national delivery services as the parties most likely to materially adversely affect the Company through such non-compliance. The risks include the failure of suppliers to timely deliver materials and finished products, the failure of customers to remit payments timely, the failure of its bank to process its funds or loss of data relating to the Company's funds and delays by national delivery services in shipments of the Company's products. The most likely worst case scenario for the Company would be a confluence of these events coupled with other adverse effects on the economy generally that would impact sales of the Company's products. The Company has contacted its ten largest suppliers and customers, its bank and national delivery services to ascertain their Year 2000 readiness. To date, the Company has received responses from all of the suppliers and customers, the bank and some of the national delivery services. The respondents have indicated that they are at various stages of assessment, remediation or testing of their systems relative to Year 2000 compliance. Based on the responses, the Company does not foresee significant problems with the Year 2000 issue and has not developed a contingency plan to deal with non-compliance issues. Nevertheless, the Company will continue to monitor the responses from third parties as well as the Year 2000 issue in general to ascertain whether additional actions or contingency plans may be necessary. In addition, despite its efforts to address Year 2000 issues, the Company could potentially experience disruptions to its operations, including those related to non-compliant systems used by third parties. Such disruptions could have a material adverse effect on the Company.

                           PART II - OTHER INFORMATION

Item 1 - 5.  None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)   Exhibits

                    Exhibit 27.1 March 31, 1999 Financial Data Schedule.


         (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended March 31, 1999.





                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

May 17, 1999                        /s/Mark A. Betker
------------                        -------------------------------------------

                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


May 17, 1999                        /s/Jeffrey L. Vigil
------------                        -------------------------------------------
                                    Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)