Form 10QSB
period 1999-06-30
KOALA CORP /CO/
filed 1999-08-16
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT
        For the transition period from            to
                                       ----------    -------------

                         Commission file number 0-22464
                                                --------

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

The number of shares outstanding of the issuer's common stock, $.10 par value as of August 12, 1999 was 3,133,786 shares.


Transitional Small Business Disclosure Format (Check one):
   Yes.....    No...X..

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                                                         June 30,     December 31,
                                                                           1999          1998
                                                                      ------------   -------------
                                                                        (unaudited)
                                   ASSETS
                                   ------
Current Assets:
  Cash and cash equivalents .......................................   $     83,083    $  6,493,570
  Accounts receivable  ( less allowance for doubtful accounts
     of $78,394 in 1999 and $111,444 in 1998) .....................      6,658,238       5,781,256
  Inventories .....................................................      4,231,936       3,581,137
  Prepaid expenses and other ......................................      1,369,037         838,109
                                                                      ------------    ------------

Total current assets ..............................................     12,342,294      16,694,072
                                                                      ------------    ------------
Property and Equipment: ...........................................      3,695,380       2,991,182
 Less accumulated depreciation ....................................        806,539         559,068
                                                                      ------------    ------------
                                                                         2,888,841       2,432,114
                                                                      ------------    ------------
Other Assets:
  Intangibles (net of accumulated amortization of $1,307,900
    in 1999 and $793,821 in 1998) .................................     28,891,465      22,479,014
                                                                      ------------    ------------
 Total Assets .....................................................   $ 44,122,600    $ 41,605,200
                                                                      ============    ============

                       LIABILITIES & SHAREHOLDERS' EQUITY
                       -----------------------------------
Current Liabilities:
  Accounts payable ................................................   $  1,876,319    $  1,721,886
  Accrued expenses and income taxes ...............................        648,762         375,219
  Current portion of long-term debt ...............................           --         5,865,043
                                                                      ------------    ------------
     Total current liabilities ....................................      2,525,081       7,962,148
                                                                      ------------    ------------

Long Term Liabilities:
  Deferred income taxes ...........................................        645,000         645,000
  Long-term debt, net of current portion ..........................     13,748,818      11,502,271
                                                                      ------------    ------------
     Total long-term liabilities ..................................     14,393,818      12,147,271
                                                                      ------------    ------------
Total Liabilities .................................................     16,918,899      20,109,419
                                                                      ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none ................................           --              --
  Common stock, $.10 par value, 10,000,000 shared authorized;
     issued and outstanding - 3,109,836 in 1999 - 2,847,362 in 1998        310,984         284,736
  Common stock to be issued, 47,900 in 1999 and 77,118 in 1998 ....      1,000,000       1,297,903
  Additional paid in capital ......................................     13,573,182       9,620,174
  Other comprehensive loss (see Note 7) ...........................       (309,133)       (121,160)
  Retained earnings ...............................................     12,628,668      10,414,128
                                                                      ------------    ------------
 Total shareholders' equity .......................................     27,203,701      21,495,781
                                                                      ------------    ------------
Total Liabilities and Shareholders' Equity ........................   $ 44,122,600    $ 41,605,200
                                                                      ============    ============

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                     Three Months Ended           Six Months Ended
                                                          June 30                      June 30
                                                    1999           1998           1999          1998
                                                -----------    -----------    -----------   -----------
Sales .......................................   $ 9,150,995    $ 4,429,581    $16,450,422   $ 8,443,575
Cost of sales ...............................     4,397,635      1,888,057      8,003,610     3,629,980
                                                -----------    -----------    -----------   -----------
Gross profit ................................     4,753,360      2,541,524      8,446,812     4,813,595

Selling, general and administrative expenses      2,315,261      1,309,598      4,137,097     2,538,619
Amortization of intangibles .................       255,549         65,379        514,079       130,758
                                                -----------    -----------    -----------   -----------

Income from operations ......................     2,182,550      1,166,547      3,795,636     2,144,218
                                                -----------    -----------    -----------   -----------
Other (income) expense:
  Interest expense ..........................       245,920           --          354,479          --
  Other (income) expense, net ...............       (25,949)       (33,377)         7,763       (40,184)
                                                -----------    -----------    -----------   -----------
Income before income taxes ..................     1,962,579      1,199,924      3,433,394     2,184,402
Provision for income taxes ..................       696,716        425,974      1,218,854       775,463
                                                -----------    -----------    -----------   -----------
Net income ..................................   $ 1,265,863    $   773,950    $ 2,214,540   $ 1,408,939
                                                ===========    ===========    ===========   ===========

Net income per share - basic ................   $      0.40    $      0.31    $      0.72   $      0.56
                                                ===========    ===========    ===========   ===========

Weighted average shares outstanding - basic .     3,155,149      2,527,362      3,073,255     2,527,362
                                                ===========    ===========    ===========   ===========

Net income per share - diluted ..............   $      0.39    $      0.30    $      0.69   $      0.54
                                                ===========    ===========    ===========   ===========

Weighted average shares outstanding - diluted     3,284,658      2,603,447      3,190,656     2,596,394
                                                ===========    ===========    ===========   ===========


            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      Six Months Ended
                                                                           June 30
                                                                    1999            1998
                                                               ------------    ------------
Cash flows from operating activities:
  Net income ...............................................   $  2,214,540    $  1,408,939
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation .........................................        248,407         116,375
      Amortization .........................................        514,079         130,758
      (Increase) decrease in operating assets:
         Accounts receivable and other receivables .........       (490,792)         71,106
         Inventories .......................................       (530,799)       (330,639)
         Prepaid expenses and other ........................       (591,512)       (422,685)
      Increase (decrease) in operating liabilities:
         Accounts payable ..................................        (74,453)       (444,337)
         Accrued expenses and income taxes .................        391,308        (146,548)
                                                               ------------    ------------
Net cash provided by operating activities ..................      1,680,778         382,969
                                                               ------------    ------------

Cash flows from investing activities:
  Payments for capital expenditures ........................       (627,146)       (295,939)
  Purchase of Superior Foam, net of cash acquired ..........     (4,983,010)           --
  Purchase of Park Structures, net of cash acquired ........    (16,282,982)           --
  Payments for patents and intangibles .....................        (14,364)        (53,821)
                                                               ------------    ------------
Net cash used by investing activities ......................    (21,907,502)       (349,760)
                                                               ------------    ------------

Cash flows from financing activities:
  Proceeds from long-term borrowings .......................     14,885,000            --
  Payments on long-term borrowings .........................     (3,556,798)           --
  Sale of common stock, net of expenses ....................      2,676,008            --
                                                               ------------    ------------
Net cash provided by financing activities ..................     14,004,210            --
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents       (187,973)        (24,061)

Net increase (decrease) in cash and cash equivalents .......     (6,410,487)          9,148

Cash and cash equivalents at beginning of period ...........      6,493,570       1,832,677
                                                               ------------    ------------
Cash and cash equivalents at end of period .................   $     83,083    $  1,841,825
                                                               ============    ============

          See Notes to Condensed Consolidated Financial Statements

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

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

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results for a full year.

2.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of June 30, 1999 and December 31, 1998, consists of the following:

                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------

         Raw materials and component parts       $  3,640,741    $  2,832,314
         Finished goods                               591,195         748,823
                                                 ------------    ------------

                                                 $  4,231,936    $  3,581,137
                                                 ============    ============

3.   Credit Facility:

     The Company obtained a $15.0 million secured line of credit on December 16, 1998. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on December 16, 2001. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate, 7.39%" at June 30, 1999. A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was a balance outstanding of $12,730,000 as of June 30, 1999.


4.   Earnings Per Share:

     There is no difference between after tax earnings for calculation of basic earnings per share versus diluted earnings per share. The reconciliation of the weighted average shares outstanding for purposes of calculating basic earnings per share versus diluted earnings per share is as follows:

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                             (UNAUDITED)

4.       Earnings Per Share: (continued):

                                  Three Months   Three Months      Six Months     Six Months
                                     Ended          Ended            Ended          Ended
                                 June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                 --------------------------------------------------------------
Weighted average
shares outstanding
for basic EPS ..............       3,107,249       2,527,362       3,049,305       2,527,362

Common stock
 to be issued ..............          47,900            --            23,950            --

Common stock
equivalents for
unexercised stock
options ....................         129,509          76,085         117,401          69,032

Weighted average
shares outstanding
for diluted EPS ............       3,284,658       2,603,447       3,190,656       2,596,394

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

     As initial consideration, the Company paid $5.0 million cash, net of a $200,000 holdback, and will issue 47,900 shares of Koala Corporation common stock valued at $1.0 million on the effective date. The Company paid the cash portion of the purchase price with cash generated from both internal operations and an advance on the Company's Line of Credit in the amount of $4.6 million. In addition, estimated acquisition costs of $50,000 were paid or accrued. The initial consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to proprietary trade secrets, trade names, trade marks and goodwill and recorded as intangible assets. The acquisition intangible costs will be amortized using the straight-line method using estimated useful lives ranging from 5 to 30 years.

     Acquisition of Park Structures:

     On December 16, 1998, the Company acquired substantially all of the assets of Park Structures, Inc., a provider of children's outdoor modular play systems based in Coral Springs, Florida. The acquisition was effective December 16, 1998 and was accounted for as a purchase. Results of operations of Park Structures were included in the Company's consolidated statements of income beginning on the effective date. The initial consideration paid for Park Structures was $13,865,043, for which the Company issued a promissory note, net of a $400,000 holdback, for $13,465,043. Such promissory note was paid on January 4, 1999 using proceeds of the secondary public offering and an advance of $7,600,000 on the

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                   (UNAUDITED)

5.   Acquisitions (continued):

     Acquisition of Park Structures (continued):

     line of credit. In addition, preliminary acquisition costs of $131,479 were incurred and asset adjustments of $1,001,798 were incurred and paid with cash from operations and an advance on the company's Line of Credit in the amount of $1,000,000. The financial statements reflect a preliminary allocation of purchase price, to be finalized upon evaluation of certain intangibles acquired. The initial consideration, acquisition costs and asset adjustments were allocated to tangible assets based on relative fair value, with the remaining balance allocated to trade names, trade marks and goodwill and recorded as intangible assets.

     The purchase agreement also provides for additional consideration in the form of cash and Company common stock if certain operating performance criteria were met by Park Structures for the year ending December 31, 1998 and for the rolling twelve-month period ending June 30, 1999. For the December 31, 1998 earnout period, the additional consideration amounted to 77,118 shares of common stock valued at $1,297,903 and cash of $2,703,829. For the June 30, 1999 earnout period, the additional consideration amounted to $1.0 million cash. The additional consideration incurred for the 1998 and 1999 earnouts has been treated as goodwill and recorded to intangibles on the balance sheet.


6.   Business Segments:

     The Company operates two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

     The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, activity products and foam products. All of these products, except the foam products, are manufactured by sub-contractors. These products are sold direct and through distribution.

     The Company's modular play equipment includes both indoor and outdoor equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers needs and desires. These products are manufactured by the Company at its facilities located in Delta, British Columbia and Coral Springs, Florida. These products are sold direct and through manufacturer representatives/dealers.

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

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                   (UNAUDITED)

6.    Business Segments (continued):

             -------------------------------------------------------------------
                              Three Months Ended June 30, 1999
             -------------------------------------------------------------------

                                    Convenience     Modular
                                   and Activity      Play          Total
                                     Products      Equipment
                                    -----------   -----------   -----------

             Sales ..............   $ 3,975,144   $ 5,175,851   $ 9,150,995
             Operating income ...     1,233,349       949,201     2,182,550
             Capital expenditures        98,391        83,971       182,362
             Total assets .......   $15,492,591   $28,630,009   $44,122,600

             -------------------------------------------------------------------
                               Three Months Ended June 30, 1998
             -------------------------------------------------------------------

                                    Convenience     Modular
                                   and Activity      Play          Total
                                     Products      Equipment
                                    -----------   -----------   -----------
             Sales ..............   $ 2,944,808   $ 1,484,773   $ 4,429,581
             Operating income ...       947,856       218,691     1,166,547
             Capital expenditures       135,324        16,620       151,944
             Total assets .......   $ 9,386,139   $ 7,004,654   $16,390,793

             -------------------------------------------------------------------
                                 Six Months Ended June 30, 1999
             -------------------------------------------------------------------

                                    Convenience     Modular
                                   and Activity      Play          Total
                                     Products      Equipment
                                    -----------   -----------   -----------

             Sales ..............   $ 7,153,576   $ 9,296,846   $16,450,422
             Operating income ...     2,210,707     1,584,929     3,795,636
             Capital expenditures       514,427       112,719       627,146
             Total assets .......   $15,492,591   $28,630,009   $44,122,600

             -------------------------------------------------------------------
                                 Six Months Ended June 30, 1998
             -------------------------------------------------------------------

                                    Convenience     Modular
                                   and Activity      Play          Total
                                     Products      Equipment
                                    -----------   -----------   -----------

             Sales ..............   $ 5,397,359   $ 3,046,216   $ 8,443,575
             Operating income ...     1,619,552       524,666     2,144,218
             Capital expenditures       188,109       117,390       295,939
             Total assets .......   $ 9,386,139   $ 7,004,654   $16,390,793

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                   (UNAUDITED)

7.   Comprehensive Income or Loss:

     Comprehensive income or loss relates to foreign exchange rate translation differences. The following table represents comprehensive income or loss for the three and six months ended June 30, 1999 and 1998.

                          Three Months         Three Months        Six Months        Six Months
                              Ended               Ended               Ended            Ended
                         June 30, 1999        June 30, 1998       June 30, 1999     June 30, 1998
                         ------------------------------------------------------------------------
     Comprehensive
     Income (Loss)         ($255,108)           ($32,730)           ($187,973)        $24,061

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Koala Corporation is a leading designer, producer and worldwide marketer of innovative commercial products, systems and solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, children's activity products and children's modular play equipment. The Koala Bear Kare Baby Changing Station, the Company's initial product, has been installed in hundreds of thousands of public restrooms worldwide. The Baby Changing Station has provided the foundation for the Company's growth and brand name recognition.

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

The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, activity products and foam products. These products are sold direct and through distribution. The Company recognizes sales of products from this business segment at the time the products are shipped.

The Company's modular play equipment includes both indoor and outdoor equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Components of Sales and Expenses  (continued):

accommodate the customers needs and desires. These products are manufactured by the Company at its facilities located in Delta, British Columbia and Coral Springs, Florida. These products are sold direct and through manufacturer representatives/dealers. The Company recognizes sales of products from this business segment at the time the products are shipped.

Cost of sales consists of components manufactured for the Company and direct labor and manufacturing overhead incurred by the Company. All major components are manufactured by outside vendors. Direct labor and manufacturing overhead relate to the fabrication of components and assembly of the products.

Selling, general, and administrative expenses consist primarily of executive and office salaries, related payroll taxes, advertising expenses, commissions paid to manufacturers' sales representatives and other miscellaneous selling expenses.

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

The primary market for Superior's products are retail stores, shopping malls, amusement parks and water parks. Superior's products come in a variety of themes, shapes, colors and sizes. The products are suitable for both indoor and outdoor use. Superior manufactures a line of off-the-shelf models for customers to consider, as well as custom designed products

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisitions (continued):

Acquisition of Superior Foam: (continued):

to meet a customer's theme specification. Superior's product line will be folded into Koala's existing line of children's activity products and included in the family convenience and children's activity products business segment.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Sales increased 107% to $9,150,995 for the second quarter of 1999 compared to $4,429,581 for the second quarter of 1998. Convenience and activity product segment sales increased 35% to $3,975,144 for the three months ended June 30, 1999 compared to $2,944,808, for the three months ended June 30, 1998. Modular play equipment segment sales increased 249% to $5,175,851 for the second quarter of 1999 compared to $1,484,773,for the second quarter of 1998. The inclusion of Park Structures in the Modular Play segment and Superior Foam in the Convenience and Activity segment for the entire second quarter of 1999 contributed significantly to the segment revenue increases.

Gross profit for the second quarter of 1999 was $4,753,360 (52% of sales) compared with $2,541,524 (57% of sales) for the second quarter of 1998. The gross profit percentage for the second quarter 1999 decreased from the gross profit achieved for second quarter 1998 primarily because of the increase in the proportional mix of modular play equipment sales, which historically have lower margins than the convenience and activity products.

Selling, general and administrative expenses increased for the second quarter of 1999 to $2,315,261 (25% of sales) from $1,309,598 (30% of sales) for the same period in 1998. Sales and marketing expenses increased $314,555 to $1,180,447 for the second quarter of 1999 compared to $865,892 for the second quarter of 1998. This increase was due primarily to the inclusion of Park Structures and Superior Foam and the higher level of sales achieved. General and administrative expenses increased $691,108 to $1,134,814 for the second quarter of 1999 compared to $443,706 for the second quarter of 1998. The increase in general and administrative expense was primarily the result of the inclusion of Park Structures and Superior Foam and higher depreciation charges arising from the addition of office equipment for the companies new tele-sales facility added in January 1999.

Net income for the second quarter of 1999 was $1,265,863 (14% of sales) compared with $773,950 (18% of sales) for the second quarter of 1998. This represents a 64% increase in net income. The historically lower margins from Park Structures and Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the second quarter of 1999 increased 30% compared to the second quarter of 1998. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 681,211 shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Sales increased 95% to $16,450,422 for the six months ended June 30, 1999 compared to $8,443,575 for the six months ended June 30, 1998. Convenience and activity product segment sales increased 33% to $7,153,576 for the six months ended June 30, 1999 compared to $5,397,359 for the six months ended June 30, 1998. Modular play equipment segment sales increased 205% to $9,296,846 for the six months ended June 30, 1999 compared to $3,046,216 for the six months ended June 30, 1998. The inclusion of Park Structures in Modular Play and Superior Foam in Convenience and Activity for the six months ended June 30, 1999 contributed significantly to the segment revenue increase.

Gross profit for the six months ended June 30, 1999 was $8,446,812 (51% of sales) compared with $4,813,595 (57% of sales) for the six months ended June 30, 1998. The gross profit percentage for the six months ending June 30, 1999 decreased from the gross profit achieved for six months ending June 30, 1998 primarily because of the increase in the proportional mix of modular play equipment sales, which historically have lower margins than the convenience and activity products.

Selling, general and administrative expenses increased for the six months ending June 30, 1999 to $4,137,097 (25% of sales) from $2,538,619 (30% of sales) for the same period in 1998. Sales and marketing expenses increased $584,414 to $2,236,723 for the six months ending June 30, 1999 compared to $1,652,309 for the six months ending June 30, 1998. This increase was due primarily to the inclusion of Park Structures and Superior Foam and the higher level of sales achieved. General and administrative expenses increased $1,014,064 to $1,900,374 for the six months ending June 30, 1999 compared to $886,310 for the six months ending June 30, 1998. The increase in general and administrative expense was primarily the result of the inclusion of Park Structures and Superior Foam and higher depreciation charges arising from the addition of office equipment for the companies new Tele-sales facility added in January 1999.

Net income for the six months ending June 30, 1999 was $2,214,540 (14% of sales) compared with $1,408,939 (17% of sales) for the six months ending June 30, 1998. This represents a 57% increase in net income. The historically lower margins from Park Structures and Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the six months ending June 30, 1999 increased 28% compared to the six months ending June 30, 1998. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 594,262 shares.


Liquidity and Capital Resources

The Company's free cash flow, defined as net income plus non-cash items, increased by $1,320,955 to $2,977,026 for the six months ended June 30, 1999 from $1,656,072 for the six months ended June 30, 1998. The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for the six months ended June 30, 1999 and 1998 was $1,679,761 and $382,969, respectively. The increase in cash provided by operating activities for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 is due primarily to the increase in free cash flow as described above. The Company utilized operating cash during the first six months of 1999 to support sales growth and the resultant increases in inventory and accounts receivable and investment in advertising and other promotional programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued):

Working capital as of June 30, 1999 and December 31, 1998 was $9,817,213 and $8,731,924, respectively, and cash balances were $83,083 and $6,493,570 at the same dates. The cash balance at December 31, 1998 included most of the proceeds of the secondary public offering completed in December 1998. Cash balances decreased in 1999 due to the use of internal cash balances for payment against the note payable incurred in connection with the Park Structures acquisition.

The Company has used its operating cash flow primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used by investing activities was $(21,907,502) and $(349,760) for the six months ended June 30, 1999 and 1998, respectively. In 1999, the Company utilized all of its cash on hand and the credit facility to pay the note payable related to the purchase of the children's modular play equipment assets and the commercial foam product assets. The Company also invested approximately $400,000 in the first quarter of 1999 for the data and telecommunications infrastructure utilized in the new KoalaTel tele-sales facility. The Company does not anticipate any extraordinary capital expenditures in the near future.

As discussed above, the Company has accrued an additional $1.0 million to be paid in August 1999 to the former owners of Park Structures pursuant to the earnout provisions of the Purchase Agreement. The Company anticipates that such payments will be funded from existing cash balances, cash flow from operations and borrowings under the line of credit. The Company believes that cash flow from operations will be sufficient to fund its operations for the foreseeable future, and repay the borrowings under the credit facility.

The Company obtained a $15.0 million secured line of credit on December 16, 1998. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on December 16, 2001. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate". A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was $12,730,000 outstanding under the credit facility as of June 30, 1999.

Year 2000

Historically, certain computerized systems have used two digits rather than four to identify the year. Computer equipment and software, as well as devices with imbedded technology, that are dependent on time or date information may recognize a date using "00" as the year 1900 rather than the year 2000, possibly resulting in range of problems, from simple miscalculations to total system failures. This problem is generally referred to as the "Year 2000" issue.

The Company has assessed its exposure to risks associated with the Year 2000 issue in terms of "internal" issues (systems and equipment which the Company owns or controls), and "external" issues (systems and equipment of third parties with whom the Company does business).

The Company has initiated Year 2000 compliance evaluations of Park Structures and Superior Foam (collectively "the New Divisions") however, because the acquisitions were only recently completed (December 16, 1998 and March 26, 1999, respectively), the Company has not completed its evaluation of their Year 2000 issues. The New Divisions have informed the Company that they estimate the cost to modify their computer systems to address Year 2000 issues will be less than $5,000 and that such remediation will be completed prior to the Year 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued):

The New Divisions have informed the Company that they do not anticipate any material disruption in their operations as a result of any Year 2000 issues. The New Divisions do not have any information concerning the potential impact of Year 2000 issues on any of its suppliers or customers. The Company plans to further evaluate the potential impact of Year 2000 issues on the New Divisions' suppliers and customers. The Year 2000 issue could have a material adverse effect on New Divisions' operations and on the Company.

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


Item 1-3

          None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On April 21, 1999, the Company held its Annual Meeting of Shareholders. At such meeting, The Company's shareholders ( i ) elected four directors to serve until the Company's next annual meeting; ( ii ) approved the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the year ended December 31, 1999. The number of votes cast in matters is set forth below:


1.       Election of Directors

                                    VOTES AGAINST                       BROKER
NAME                 VOTES FOR       OR WITHHELD      ABSTENTIONS      NON-VOTES
--------------------------------------------------------------------------------
Mark Betker .....    2,174,273          2,507              0              0

Michael C.
Franson .........    2,174,373          2,407              0              0

John T.
Pfannenstein ....    2,174,373          2,407              0              0

Ellen S.
Robinson ........    2,174,373          2,407              0              0


2.       Approval of Appointment of Ernst & Young LLP

         Votes For    Votes Against or Withheld   Abstentions   Broker Non-Votes
         ---------    -------------------------   -----------   ----------------

         2,168,773              4,467                3,540             0


Item 5.  Other Information
         ------------------

         None



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)   Exhibits

               Exhibit 27.1 June 30, 1999 Financial Data Schedule.


         (b)   Reports on Form 8-K

               On April 2, 1999,  the Company  filed a Form 8-K to report  under
               Item 2 and Item 7 the acquisition of the assets of Superior Foam & Polymers, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

August 13, 1999                  /s/Mark A. Betker
---------------                  -----------------
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)


August 13, 1999                  /s/Jeffrey L. Vigil
---------------                  -------------------
                                 Vice President Finance and Administration
                                 (Principal Financial and Accounting Officer)