Form 10QSB
period 1999-09-30
KOALA CORP /CO/
filed 1999-11-15
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1999
                                                 ------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from_____________ to ________________

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

The number of shares outstanding of the issuer's common stock, $.10 par value as of November 12, 1999 was 6,329,356 shares.*


Transitional Small Business Disclosure Format (Check one):
   Yes.....    No...X..


* Gives effect to a two-for-one stock split effected as a stock dividend on October 28, 1999. See Item 5.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

KOALA CORPORATION

==================================================================================================
CONSOLIDATED BALANCE SHEETS
                                                                       September 30,   December 31,
                                                                           1999           1998
                                                                       -----------     -----------
                                                                       (unaudited)
                              ASSETS
                              ------
Current Assets:
  Cash and cash equivalents .......................................   $    326,081    $  6,493,570
  Accounts receivable (less allowance for doubtful accounts
     of $82,451 in 1999 and $111,444 in 1998) .....................      7,880,885       5,781,256
  Inventories .....................................................      5,059,500       3,581,137
  Prepaid expenses and other ......................................      1,344,284         838,109
                                                                        ----------      ----------
Total current assets ..............................................     14,610,750      16,694,072
                                                                        ----------      ----------
Property and Equipment: ...........................................      3,973,027       2,991,182
 Less accumulated depreciation ....................................        943,250         559,068
                                                                        ----------      ----------
                                                                         3,029,777       2,432,114
                                                                        ----------      ----------
Other Assets:
  Intangibles (net of accumulated amortization of $1,538,235
    in 1999 and $793,821 in 1998) .................................     29,347,023      22,479,014
                                                                        ----------      ----------

 Total Assets .....................................................   $ 46,987,550    $ 41,605,200
                                                                        ==========      ==========

               LIABILITIES & SHAREHOLDERS' EQUITY
               ----------------------------------
Current Liabilities:
  Accounts payable ................................................   $  2,110,847    $  1,721,886
  Accrued expenses and income taxes ...............................        971,802         375,219
  Current portion of long-term debt ...............................           --         5,865,043
                                                                        ----------      ----------
     Total current liabilities ....................................      3,082,649       7,962,148
                                                                        ----------      ----------

Long Term Liabilities:
  Deferred income taxes ...........................................        645,000         645,000
  Long-term debt, net of current portion ..........................     14,572,818      11,502,271
                                                                        ----------      ----------
     Total long-term liabilities ..................................     15,217,818      12,147,271
                                                                        ----------      ----------
Total Liabilities .................................................     18,300,467      20,109,419
                                                                        ----------      ----------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none ................................           --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding - 3,164,678 in 1999 - 2,847,362 in 1998        316,468         284,736
  Common stock to be issued, 23,950 in 1999 and 77,118 in 1998 ....        500,000       1,297,903
  Note receivable from Officer (see Note 8) .......................       (280,500)           --
  Additional paid in capital ......................................     14,345,198       9,620,174
  Other comprehensive loss (see Note 7) ...........................       (299,641)       (121,160)
  Retained earnings ...............................................     14,105,558      10,414,128
                                                                        ----------      ----------
 Total shareholders' equity .......................................     28,687,083      21,495,781
                                                                        ----------      ----------
Total Liabilities and Shareholders' Equity ........................   $ 46,987,550    $ 41,605,200
                                                                        ==========      ==========

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION

=========================================================================================================
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                        September 30                   September 30
                                                     1999           1998           1999          1998
                                                     ----           ----           ----          ----
Sales .......................................   $ 10,544,330   $  5,048,932   $ 26,994,752   $ 13,492,507
Cost of sales ...............................      5,243,362      2,347,158     13,246,972      5,977,138
                                                ------------   ------------   ------------   ------------
Gross profit ................................      5,300,968      2,701,774     13,747,780      7,515,369

Selling, general and administrative expenses       2,528,448      1,356,002      6,665,545      3,894,621
Amortization of intangibles .................        230,335         65,379        744,414        196,137
                                                ------------   ------------   ------------   ------------

Income from operations ......................      2,542,185      1,280,393      6,337,821      3,424,611
                                                ------------   ------------   ------------   ------------
Other (income) expense:
  Interest expense ..........................        250,280           --          499,200           --
  Other (income) expense, net ...............          2,153         20,244        115,475        (19,940)
                                                ------------   ------------   ------------   ------------
Income before income taxes ..................      2,289,752      1,260,149      5,723,146      3,444,551
Provision for income taxes ..................        812,861        447,352      2,031,715      1,222,815
                                                ------------   ------------   ------------   ------------
Net income ..................................   $  1,476,891   $    812,797   $  3,691,431   $  2,221,736
                                                ============   ============   ============   ============

Net income per share - basic ................   $       0.47   $       0.32   $       1.19   $       0.88
                                                ============   ============   ============   ============

Weighted average shares outstanding - basic .      3,172,658      2,527,362      3,106,389      2,527,362
                                                ============   ============   ============   ============

Net income per share - diluted ..............   $       0.45   $       0.32   $       1.14   $       0.86
                                                ============   ============   ============   ============

Weighted average shares outstanding - diluted      3,317,516      2,571,265      3,232,942      2,588,018
                                                ============   ============   ============   ============

     See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION

===========================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                     Nine Months Ended
                                                                        September 30
                                                                    1999             1998
                                                                    ----             ----
Net cash provided by operating activities: .................   $  2,731,193    $    564,182
                                                               ------------    ------------

Cash flows from investing activities:
  Capital expenditures .....................................       (820,165)       (430,479)
  Acquisitions, net of cash acquired .......................    (23,664,419)       (610,160)
  Patents and intangibles ..................................        (63,827)        (65,851)
                                                               ------------    ------------
Net cash used by investing activities ......................    (24,548,411)     (1,106,490)
                                                               ------------    ------------

Cash flows from financing activities:
  Proceeds from long-term borrowings, net of repayments ....     13,152,202            --
  Sale of common stock, net of expenses ....................      2,676,008            --
                                                               ------------    ------------
Net cash provided by financing activities ..................     15,828,210            --
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents       (178,481)       (102,847)

Net decrease in cash and cash equivalents ..................     (6,167,489)       (645,155)

Cash and cash equivalents at beginning of period ...........      6,493,570       1,832,677
                                                               ------------    ------------
Cash and cash equivalents at end of period .................   $    326,081    $  1,187,522
                                                               ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results for a full year.

2.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of September 30, 1999 and December 31, 1998, consists of the following:

                                            September 30, 1999 December 31, 1998
                                            ------------------ -----------------

         Raw materials and component parts        $4,021,356     $ 2,832,314
         Finished goods                            1,038,144         748,823
                                                ------------     -----------

                                                  $5,059,500     $ 3,581,137
                                                  ==========     ===========
3.    Credit Facility:

     The Company obtained a $15.0 million secured line of credit on December 16, 1998. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on December 16, 2001. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" (7.55% at September 30, 1999). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was a balance outstanding of $14,554,000 as of September 30, 1999.


4.    Earnings Per Share:

     There is no difference between after tax earnings for calculation of basic earnings per share versus diluted earnings per share. The reconciliation of the weighted average shares outstanding for purposes of calculating basic earnings per share versus diluted earnings per share is as follows:

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)

4.       Earnings Per Share: (continued):

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
Weighted average
shares outstanding
for basic EPS ..............    3,172,658    2,527,362    3,106,389    2,527,362

Common stock
equivalents for
unexercised stock
options ....................      144,858       43,903      126,553       60,656
                                ---------    ---------    ---------    ---------

Weighted average
shares outstanding
for diluted EPS ............    3,317,516    2,571,265    3,232,942    2,588,018
                                =========    =========    =========    =========

5.    Acquisitions:

     Acquisition of Smart Products:

     On September 24, 1999 the Company acquired substantially all the assets of Smart Products, Inc., a provider of child safety and parental convenience products located in Charlotte, North Carolina. The acquisition was effective September 1, 1999 and was accounted for as a purchase. Results of operations of Smart Products were included in the Company's consolidated statements of income beginning on the effective date.

     The Company paid the cash purchase price with cash generated from both internal operations and an advance on the Company's line of credit in the amount of approximately $800,000. In addition, estimated acquisition costs of $30,000 were paid or accrued. The initial consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to proprietary trade secrets, trade names, trade marks and goodwill and recorded as intangible assets. The acquisition intangible costs are being amortized using the straight-line method using estimated useful lives ranging from 5 to 30 years.

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

     As initial consideration, the Company paid $5.0 million cash, net of a $200,000 holdback, and will issue 47,900 shares of Koala Corporation common stock valued at $1.0 million on the effective date. As of September 30, 1999, 23,950 shares had been issued. The Company paid the cash portion of the purchase price with cash generated from both internal operations and an advance on the Company's line of credit in the amount $4.6 million. In addition, estimated acquisition costs of $150,000 were paid or accrued. The initial consideration and

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                             (UNAUDITED)


5.   Acquisitions (continued):

     Acquisition of Superior Foam (continued):

     acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to proprietary trade secrets, trade names, trade marks and goodwill and recorded as intangible assets. The acquisition intangible costs are being amortized using the straight-line method using estimated useful lives ranging from 5 to 30 years.

     Acquisition of Park Structures:

     On December 16, 1998, the Company acquired substantially all of the assets of Park Structures, Inc., a provider of children's outdoor modular play systems based in Coral Springs, Florida. The acquisition was effective December 16, 1998 and was accounted for as a purchase. Results of operations of Park Structures were included in the Company's consolidated statements of income beginning on the effective date. The initial consideration paid for Park Structures was $13,865,043, for which the Company issued a promissory note, net of a $400,000 holdback, for $13,465,043. Such promissory note was paid on January 4, 1999 using proceeds of the secondary public offering and an advance of $7,600,000 on the line of credit. In addition, preliminary acquisition costs of $131,479 were incurred and asset adjustments of $1,001,798 were incurred and paid with cash from operations and an advance on the company's line of credit in the amount of $1,000,000. The financial statements reflect a preliminary allocation of purchase price, to be finalized upon evaluation of certain intangibles acquired. The initial consideration, acquisition costs and asset adjustments were allocated to tangible assets based on relative fair value, with the remaining balance allocated to trade names, trade marks and goodwill and recorded as intangible assets. The acquisition intangible costs are being amortized using the straight-line method using estimated useful lives ranging from 5 to 30 years.

     The purchase agreement also provides for additional consideration in the form of cash and Company common stock if certain operating performance criteria were met by Park Structures for the year ending December 31, 1998 and for the rolling twelve-month period ending June 30, 1999. For the December 31, 1998 earnout period, the additional consideration amounted to 80,977 shares of common stock valued at $1,362,842 and cash of $2,789,925. For the June 30, 1999 earnout period, the additional consideration amounted to $1.0 million cash. The additional consideration incurred for the 1998 and 1999 earnouts has been treated as goodwill and recorded to intangibles on the balance sheet.


6.    Business Segments:

     The Company operates two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

     The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, activity

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)

6.    Business Segments (continued):

     products,  foam products and other parental  convenience  products.  All of
     these   products,   except  the  foam   products,   are   manufactured   by
     sub-contractors. These products are sold direct and through distribution.

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

     The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders' relations costs. The following table presents sales and other financial information by business segment:

          -------------------------------------------------------------------------------------
                                   Three Months Ended September 30, 1999
          -------------------------------------------------------------------------------------

                                             Convenience         Modular
                                             and Activity         Play            Total
                                               Products         Equipment
                                             ---------------- ---------------- ------------
          Sales .......................      $ 4,198,132      $ 6,346,198      $10,544,330
          Operating income ............        1,249,131        1,293,054        2,542,185
          Capital expenditures ........          126,849           66,170          193,019
          Total assets ................       17,454,506       29,533,044       46,987,550


          ---------------------------------------------------------------------------------
                                   Three Months Ended September 30, 1998
          ---------------------------------------------------------------------------------

                                             Convenience         Modular
                                             and Activity         Play            Total
                                               Products         Equipment
                                             ---------------- ---------------- ------------
          Sales .......................      $ 3,214,863      $ 1,834,069      $ 5,048,932
          Operating income ............          933,858          346,535        1,280,393
          Capital expenditures ........           46,567           87,973          134,540
          Total assets ................        9,017,644        8,066,502       17,084,146

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                             (UNAUDITED)

6.    Business Segments (continued):

          -------------------------------------------------------------------------------------
                                  Nine Months Ended September 30, 1999
          -------------------------------------------------------------------------------------

                                             Convenience         Modular
                                             and Activity         Play            Total
                                               Products         Equipment
                                             ---------------- ---------------- ------------
          Sales .......................      $11,351,708      $15,643,044      $26,994,752
          Operating income ............        3,479,838        2,857,983        6,337,821
          Capital expenditures ........          641,276          178,889          820,165
          Total assets ................       17,454,506       29,533,044       46,987,550

          -------------------------------------------------------------------------------------

                      Nine Months Ended September 30, 1998
          -------------------------------------------------------------------------------------

                                             Convenience         Modular
                                             and Activity         Play            Total
                                               Products         Equipment
                                             ---------------- ---------------- ------------
          Sales .......................      $ 8,612,222      $ 4,880,285      $13,492,507
          Operating income ............        2,553,410          871,201        3,424,611
          Capital expenditures ........          234,676          195,803          430,479
          Total assets ................        9,017,644        8,066,502       17,084,146

7.    Comprehensive Income or Loss:

     Comprehensive income or loss relates to foreign exchange rate translation differences. The following table represents comprehensive income or loss for the three and nine months ended September 30, 1999 and 1998.

                              Three Months Ended           Nine Months Ended
                                 September 30,             September 30,
                              1999         1998           1999          1998
                              ----         ----           ----          ----

      Comprehensive
      Income              $1,486,383     $734,011      $3,512,950    $2,118,889


8.       Note Receivable from Officer:

     During the third quarter of 1999, the Company made a secured loan to an Officer of the Company in the amount of $277,500 for the purpose of the Officer's exercise of vested stock options. The note is full recourse, is secured by marketable securities of the Officer, is interest bearing at an adjustable rate equal to a commercial bank's prime rate and is due on February 12, 2001. The note has been recorded as a reduction of shareholders' equity in the Company's balance sheet at September 30, 1999.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)

9.       Subsequent Event - Stock Split:

     On October 8, 1999, the Company's Board of Directors approved a two-for-one stock split effected as a 100% stock dividend. The record date of the stock dividend was October 18, 1999 and the distribution date was October 28, 1999.

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

The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, activity products, foam products and other parental convenience products. These products are sold direct and through distribution. The Company recognizes sales of products from this business segment at the time the products are shipped.

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

Recent Acquisitions

Acquisition of Park Structures:

In December 1998, the Company acquired substantially all of the assets of Park Structures, Inc. ("Park Structures"), a provider of children's outdoor modular play systems based in Coral Springs, Florida for cash and stock consideration up to $18.7 million and subject to an asset adjustment.

Park Structures products are marketed and sold to municipalities, parks, public and private schools, day care centers and private developers. The Park Structures acquisition further broadens the Company's product lines and complements the Company's September 1997 acquisition of a line of children's indoor modular play systems and also affords the Company an opportunity to sell its family convenience and children's activity products into new markets. Park Structures product line is included in the children's modular play equipment business segment.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisitions (continued):

Acquisition of Smart Products:

In September 1999, the Company acquired substantially all the assets of Smart Products, Inc. ("Smart"). Located in Charlotte, North Carolina, Smart is a manufacturer and distributor of child safety and parental convenience products.

The primary market for Superior's products are grocery stores, retailers and restaurants. Smart's product line will be folded into Koala's existing line of children's safety and convenience products and included in the family convenience and children's activity products business segment.


Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Sales increased 109% to $10,544,330 for the third quarter of 1999 compared to $5,048,932 for the third quarter of 1998. Convenience and activity product segment sales increased 31% to $4,198,132 for the three months ended September 30, 1999 compared to $3,214,863, for the three months ended September 30, 1998. Modular play equipment segment sales increased 246% to $6,346,198 for the third quarter of 1999 compared to $1,834,069,for the third quarter of 1998. The inclusion of Park Structures in the Modular Play segment and Superior Foam and Smart Products in the Convenience and Activity segment for the third quarter of 1999 contributed significantly to the segment revenue increases.

Gross profit for the third quarter of 1999 was $5,300,968 (50% of sales) compared with $2,701,774 (54% of sales) for the third quarter of 1998. The gross profit percentage for the third quarter 1999 decreased from the gross profit achieved for third quarter 1998 primarily because of the increase in the proportional mix of modular play equipment sales, which historically have lower margins than the convenience and activity products.

Selling, general and administrative expenses increased for the third quarter of 1999 to $2,528,448 (24% of sales) from $1,356,002 (27% of sales) for the same period in 1998. The selling, general and administrative expenses decreased as a percentage of sales because of the more efficient absorption of fixed costs by the higher level of sales during the third quarter of 1999. Sales and marketing expenses increased $413,765 to $1,316,808 for the third quarter of 1999 compared to $903,043 for the third quarter of 1998. This increase was due primarily to the inclusion of Park Structures and Superior Foam and the higher level of sales achieved. General and administrative expenses increased $758,681 to $1,211,640 for the third quarter of 1999 compared to $452,959 for the third quarter of 1998. The increase in general and administrative expense was primarily the result of the inclusion of Park Structures and Superior Foam and higher depreciation charges arising from the addition of office equipment for the Company's new tele-sales facility added in January 1999.

Net income for the third quarter of 1999 was $1,476,891 (14% of sales) compared with $812,797 (16% of sales) for the third quarter of 1998. This represents a 82% increase in net income. The historically lower margins from Park Structures and Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the third quarter of 1999 increased 41% to $0.45 per share compared to $0.32 per share for the third quarter of 1998. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 746,251 shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Sales increased 100% to $26,994,752 for the nine months ended September 30, 1999 compared to $13,492,507 for the nine months ended September 30, 1998. Convenience and activity product segment sales increased 32% to $11,351,708 for the nine months ended September 30, 1999 compared to $8,612,222 for the nine months ended September 30, 1998. Modular play equipment segment sales increased 221% to $15,643,044 for the nine months ended September 30, 1999 compared to $4,880,285 for the nine months ended September 30, 1998. The inclusion of Park Structures in Modular Play and Superior Foam and Smart Products in Convenience and Activity for the nine months ended September 30, 1999 contributed significantly to the segment revenue increase.

Gross profit for the nine months ended September 30, 1999 was $13,747,780 (51% of sales) compared with $7,515,369 (56% of sales) for the nine months ended September 30, 1998. The gross profit percentage for the nine months ending September 30, 1999 decreased from the gross profit achieved for nine months ending September 30, 1998 primarily because of the increase in the proportional mix of modular play equipment sales, which historically have lower margins than the convenience and activity products.

Selling, general and administrative expenses increased for the nine months ending September 30, 1999 to $6,665,545 (25% of sales) from $3,894,621 (29% of sales) for the same period in 1998. The selling, general and administrative expenses decreased as a percentage of sales because of the more efficient absorption of fixed costs by the higher level of sales during 1999. Sales and marketing expenses increased $998,179 to $3,553,531 for the nine months ending September 30, 1999 compared to $2,555,352 for the nine months ending September 30, 1998. This increase was due primarily to the inclusion of Park Structures and Superior Foam and the higher level of sales achieved. General and administrative expenses increased $1,772,745 to $3,112,014 for the nine months ending September 30, 1999 compared to $1,339,269 for the nine months ending September 30, 1998. The increase in general and administrative expense was primarily the result of the inclusion of Park Structures and Superior Foam and higher depreciation charges arising from the addition of office equipment for the Company's new Tele-sales facility added in January 1999.

Net income for the nine months ending September 30, 1999 was $3,691,431 (14% of sales) compared with $2,221,736 (17% of sales) for the nine months ending September 30, 1998. This represents a 66% increase in net income. The historically lower margins from Park Structures and Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the nine months ending September 30, 1999 increased 33% to $1.14 per share compared to $0.86 per share for the nine months ending September 30, 1998. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 644,924 shares.


Liquidity and Capital Resources

The Company's free cash flow, defined as net income plus non-cash items, increased by $2,213,429 to $4,818,228 for the nine months ended September 30, 1999 from $2,604,799 for the nine months ended September 30, 1998. The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 1999 and 1998 was $2,731,193 and $564,182, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 1999 compared to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued):

nine months ended September 30, 1998 is due primarily to the increase in free cash flow as described above. The Company utilized operating cash during the first nine months of 1999 to support sales growth and the resultant increases in inventory and accounts receivable and investment in advertising and other promotional programs.

Working capital as of September 30, 1999 and December 31, 1998 was $11,528,101 and $8,731,924, respectively, and cash balances were $326,081 and $6,493,570 at the same dates. The cash balance at December 31, 1998 included most of the proceeds of the secondary public offering completed in December 1998. Cash balances decreased in 1999 due to the use of internal cash balances for payment against the line of credit for advances used in connection with the Park Structures, Superior Foam and Smart Products acquisitions.

The Company has used its operating cash flow primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used by investing activities was $(24,548,411) and $(1,106,490) for the nine months ended September 30, 1999 and 1998, respectively. In 1999, the Company utilized all of its cash on hand and the credit facility to pay the note payable related to the purchase of the children's modular play equipment assets and the commercial foam product assets. The Company also invested approximately $400,000 in the first quarter of 1999 for the data and telecommunications infrastructure utilized in the new KoalaTel tele-sales facility. The Company does not anticipate any further significant non-recurring capital expenditures in the near future.

As discussed above, the Company paid $1.0 million in August 1999 to the former owners of Park Structures pursuant to the earnout provisions of the Purchase Agreement. There are no further contingent payments payable by the Company for its recently completed acquisitions and the Company believes that cash flow from operations will be sufficient to fund its operations for the foreseeable future, and repay the borrowings under the credit facility.

The Company obtained a $15.0 million secured line of credit on December 16, 1998. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on December 16, 2001. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate", which was 7.55% at September 30, 1999. A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was $14,554,000 outstanding under the credit facility as of September 30, 1999.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued):

The Company has initiated Year 2000 compliance evaluations of Park Structures and Superior Foam (collectively "the New Divisions") however, because the acquisitions were only recently completed (December 16, 1998 and March 26, 1999, respectively), the Company has not completed its evaluation of their Year 2000 issues. The New Divisions have informed the Company that they estimate the cost to modify their computer systems to address Year 2000 issues will be less than $5,000 and that such remediation will be completed prior to the Year 2000. Smart Products accounting and administrative functions will be performed by Koala in Denver.

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


                           PART II - OTHER INFORMATION


Item 1-4.

          None


Item 5.

         On October 8, 1999, the Company's Board of Directors approved a two-for-one stock split effected as a 100% stock dividend. The record date of the stock dividend was October 18, 1999 and the distribution date was October 28, 1999.


Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits

                  Exhibit 27.1 - September  30, 1999  Financial  Data  Schedule.
                  Exhibit 99 - Press release dated October 8, 1999.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  KOALA CORPORATION

November 15, 1999                 /s/Mark A. Betker
-----------------                 ------------------------------------
                                  Chairman and Chief Executive Officer
                                 (Principal Executive Officer)


November 15, 1999                 /s/Jeffrey L. Vigil
-----------------                 ------------------------------------
                                  Vice President Finance and Administration
                                  (Principal Financial and Accounting Officer)