Form 10KSB
period 1999-12-31
KOALA CORP /CO/
filed 2000-02-17
CIK 913285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999

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

State the issuer's revenues for its most recent fiscal year:  $37,134,712

As of February 11, 2000, the aggregate market value of the voting stock held by nonaffiliates of the issuer computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market was approximately $71,253,000.

As of February 11, 2000, there were outstanding 6,397,128 shares of the issuer's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

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


                                    BUSINESS

     Koala Corporation ("Koala" or the "Company"), a Colorado corporation, is a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, such as baby changing stations and high chairs; children's activity products, such as activity tables, carpets and foam play products; and children's modular play equipment. The Company intends to capitalize on brand name recognition established through its market-leading Koala Bear Kare(R) Baby's Changing Station. The Company's sales have grown from $3.8 million in 1993 to $37.1 million in 1999. Net income has grown from $1.0 million in 1993 to $5.1 million in 1999.

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

     The Company has completed several acquisitions of complementary business and products in 1998 and 1999. On December 16, 1998, the Company purchased the assets of Park Structures, a manufacturer and marketer of outdoor children's modular play equipment. Park Structures sells its products to municipalities, parks, public and private schools, day care centers and private developers. Park Structures(TM) outdoor modular play equipment complements the Company's existing line of children's indoor modular play equipment, and the acquisition provides additional market opportunities for the Company. In 1999, the Company acquired the assets of two businesses. Superior Foam & Polymers, Inc. ("Superior Foam") was purchased on March 26, 1999 and Smart Products, Inc. ("Smart Products") was purchased on September 24, 1999. Superior Foam manufactures and markets children's foam activity products to amusement parks, water parks, shopping malls and retail stores. Smart Products manufactures and distributes child safety and parental convenience products to grocery stores, retailers and restaurants.


History

     The Company's predecessor was formed in 1987 to produce and market a newly designed baby changing station. This product has formed the foundation for the Company's growth, and the Company believes that it is the market leader in baby changing station products in terms of units sold. During the 1990's, Koala has developed from a single product company into a diversified designer, producer and marketer of family convenience products, children's activity products and children's modular play equipment. The Company introduced the Child Protection Seat in 1991 and the Infant Seat Kradle in 1993. In 1994, the Company acquired the rights to the Booster Buddy(TM) booster seat. The Company commenced its offering of children's activity systems in 1996, following the acquisition of a producer of activity products. This acquisition initiated the development of the Koala Kare(TM) System, which allows businesses to create custom activity systems to suit individual space requirements and customer needs. The Company continued to expand its product offerings in 1997 through new product introductions, including the Koala Highchair, and the acquisition of Delta

Play, a custom manufacturer of creatively themed, modular indoor children's play systems. With the acquisition of Park Structures in 1998, the Company entered the outdoor children's modular play market. The acquisitions of Superior Foam and Smart Products in 1999 added complementary products to the Company's convenience and activity product segments. As a result of the Company's product diversification efforts, the Baby Changing Station, while continuing to be a growth opportunity for the Company, represented less than one-quarter of Koala's sales in 1999.


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

     The United States Department of Justice estimates that there are over 5,000,000 public facilities in the United States of the type targeted by the Company for its bathroom family convenience products. These facilities include restaurants, retail stores and shopping centers. The Company estimates that the market for its children's activity products includes approximately 1,500,000 facilities. The Company currently targets over 160 categories of facilities to purchase its family convenience and children's activity products, including quick service restaurants, airports, stadiums, convention centers, supermarkets and other retail establishments.

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

     The children's outdoor modular play market for products produced by Park Structures includes municipalities and other governmental agencies, parks, public and private schools, day care centers, developers and apartment complexes. The Company believes that this market has expanded for a number of reasons. In general, as cities across the United States have grown, the trend has been to provide their constituents with better public services, including playground equipment in public parks and recreation centers. Also, unlike the products of Park Structures, many existing outdoor play structures are not accessible to people with disabilities or the structures or their underlying surfaces do not comply with current safety codes. In addition, wood structures, which were popular in the 1970s and 1980s, are not as popular today because of safety and maintenance concerns and because they tend to deteriorate over time. Therefore, the Company believes that municipal risk managers and others who control the buying decisions regarding outdoor play systems are seeking to replace or expand their existing equipment.


Business Strategy

     The Company's primary business objective is to grow its sales and earnings by continuing to develop as a leading provider of family-friendly products, systems and solutions. The Company's key strategic initiatives are summarized below.

     Capitalize on Brand Name Recognition. The Company believes that the Koala Bear Kare(R) brand name has achieved significant recognition with businesses and their customers through the reputation of its Koala Bear Kare Baby Changing Station. The Company intends to continue to leverage this brand recognition through the marketing of its other family convenience and children's activity products and children's modular play systems under the Koala Bear Kare name.

     Maximize Market Penetration. The Company intends to continue to increase market penetration through an integrated marketing effort that includes manufacturer's representative and dealer sales, direct sales, trade shows and trade magazine advertising. In 1999, the Company expanded its direct telesales capabilities due to the success of a pilot program conducted in late 1998. The Company also intends to expand the cross selling of its products to new and existing customers and to expand the categories of facilities that purchase its products.

     Acquire Complementary Businesses and Products. The Company has established a formal acquisition program and regularly evaluates strategic acquisitions as a means of adding complementary businesses and product lines. The Company has completed several acquisitions and believes that there are more opportunities to acquire products or business lines that would complement current operations, expand current product offerings and provide additional opportunities to leverage the Company's marketing efforts.

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

     Expand International Marketing. The Company sells its products worldwide. Sales to customers outside of North America have increased from 12% of sales in 1996 to 14% of sales in 1999. The Company intends to continue the expansion of its international marketing activities by adding dealers and locating Koala employees in selected markets around the world to supervise international sales activity. In addition, the Company plans to increase its international sales through increased cross-selling of its products and the marketing of the outdoor modular play equipment of Park Structures.

Products

     The Company currently markets its products in two product segments: family convenience and children's activity products, and children's modular play equipment products. These products are sold to businesses and other customers located in all 50 states and in approximately 50 foreign countries.

     Family Convenience and Children's Activity Products. The Company currently markets the following family convenience products: the Koala Bear Kare(R) Baby Changing Station, the Koala Bear Kare Child Protection Seat, the Koala Bear Kare Infant Seat Kradle, the Booster Buddy(TM) booster seat and the Koala Bear Kare Highchair. The Company also markets disposable sanitary paper liners to be used with its Baby Changing Stations. All of these products, except for the Infant Seat Kradle and the sanitary paper liners, are constructed out of durable polyethylene plastic and are highly resistant to accidental damage or vandalism. With the acquisition of Smart Products, the Company added complementary infant safety and customer service products including shopping cart seats, highchairs, and SmartStrapTM child protection straps.

     The Company's children's activity products consist of the Koala Bear Kare Block and Maze Activity Table, Koala Bear Kare Wonder Wall and Koala Bear Kare Activity Center Carpet. These products, which include manipulative activities and colorful blocks, letters, numbers and designs, are designed for use in commercial waiting areas of businesses such as grocery stores, auto dealers, retail stores, physicians and other professional services providers. These products are solidly constructed to withstand heavy use and include hygienic maintenance features. The Company markets these products individually or under the name Koala Kare(TM) Systems. The Koala Kare Systems allow businesses to create custom activity systems to suit individual space requirements and customer needs. These systems range from individual activity tables in doctor's offices to large children's activity or play areas in supermarkets comprising several thousand square feet where children are supervised in a controlled environment. Selected activity products with interactive video machines and other interactive products create a children's activity setting that allows parents to shop while their children are entertained and educated in a safe, clean and child-friendly environment. The acquisition of Superior Foam added complementary children's foam activity products to the Company's children's activity segment.

     Children's Modular Play Equipment. The Company currently markets modular and custom themed children's indoor play equipment. The Company works with each individual customer to create and produce custom designs that use traditional modular components such as tunnels, walkways, ladders and ball pits either alone or in combination to create a themed environment such as a pirate's ship or jungle tree house. These products are designed for use in family entertainment centers, quick-service restaurants and shopping malls. The acquisition of Park Structures in 1998 has expanded the Company's product offerings into children's outdoor modular play equipment. The Park Structures division designs, manufactures and markets modular and custom outdoor play equipment for municipalities and other governmental agencies, parks, public and private schools, day care centers, developers and apartment complexes. Park Structures(TM) products consist of traditional modular outdoor playground equipment such as decks, elevated climbing areas and slides. These components are available in a wide variety of sizes, configurations and color options. The Park Structures division custom designs its systems to meet customer requirements.

Marketing and Sales

     Family Convenience and Children's Activity Products. The Company's marketing strategy for its family convenience and child activity products consists of extending the Koala Bear Kare(R) brand name, introducing new concepts and creating new groups of customers for its products around a theme of Happy Faces in Public PlacesTM. The Company uses a combination of dealer sales and direct sales to market these products.

     Since 1995, the Company has increased its marketing budget in an effort to increase sales of its products to a wider target market. In 1997, the Company expanded its distribution network, which consists of manufacturer's sales representatives and dealers. The manufacturer's sales representatives promote the Company's products to the dealers, who purchase the products from the Company and resell them to customers. The manufacturer's representatives receive commissions from the sale of the Company's products. Most dealers are not granted any exclusive rights for products or territory. The products of Smart Products are sold mostly through manufacturer's representatives and dealers as well. Dealer sales have accounted for a minority of the Company's domestic sales and a majority of the Company's foreign sales.

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

     The Company's direct sales program targets national accounts who prefer to buy directly from manufacturers and other end users that do not qualify as national accounts or are not served by dealers. Superior Foam's unique product offerings are sold by the Company's direct sales staff. In 1999, the Company broadened its direct sales capabilities with the expansion of its KoalaTel telesales division. The expansion included capital investment in state-of-the-art telecommunications and data equipment designed for managing telesales programs.

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


Design and Manufacturing

     The Company has a "buy or build" philosophy that seeks to maintain low production costs either through outsourcing or using Company personnel where it is more cost-effective and does not compromise quality. As a result, a portion of its manufacturing and assembly functions currently are outsourced. The Company believes that outsourcing to qualified suppliers where appropriate enables it to focus its resources on marketing and sales while maintaining quality control through frequent contacts with its suppliers.

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

     The Company's foam products are manufactured through the use of a proprietary manufacturing process at its plant located near Austin, Texas. Unique designs are sculpted through the use of foam and are coated with a proprietary coating and application technique to create a highly customizable and colorful product. The manufacturing process requires minimum training of Company personnel and utilizes readily obtainable materials.

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


Competition

     Family Convenience and Children' Activity Products. The Company's family convenience products are marketed to commercial customers and not to consumers. Presently, the commercial products division of Newell, Inc. and a number of other companies sell family convenience products to the commercial markets. Management believes that such competition has not had a material impact on the Company. The Company is not aware of any companies marketing diaper changing stations intended for the commercial market that have a greater market share than the Company. The Company believes that there is an under-served market for family convenience products. Koala believes that it is the only company focused on marketing a wide variety of family convenience products to the commercial market. The Company believes that its Koala Bear Kare(R) products have brand name recognition that provides the Company with a significant competitive advantage. The Company competes principally on the basis of brand name recognition, quality, customer service and price.

     Competition in the children's activity product area is mainly from small businesses that make similar products and from efforts by individual businesses to create their own activity areas. The Company competes in this market through its ability to offer custom designed products to its customers under its Koala Kare(TM) Systems program and on the basis of product quality and service. The Company's foam products are unique and the Company believes that no other competitor offers a soft, yet durable composition to the product.

     Children's Modular Play Equipment. Competition in children's indoor modular play equipment is primarily from Little Tikes Commercial Play Systems, Inc. ("Little Tikes"), a unit of Rubbermaid Incorporated, Miracle Recreation Equipment Company and, to a lesser extent, a number of other companies. The Company competes in the children's indoor modular play market on the basis of quality, safety, service and its ability to provide a custom themed unit designed to meet the unique needs of the customer. Competition in children's outdoor modular play equipment is primarily from Game Time, Inc., a subsidiary of PlayCore, Inc., Miracle Recreation Equipment Company, Landscape Structures, Inc. and Little Tikes. The Company believes that Park Structures competes on the basis of design, quality, safety, price and customer service.


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

Patents and Trademarks

     The Company has registered various trademarks, including the "Koala Bear Kare(R)" name and several variations of the Koala Bear Kare logo that are featured on the Company's products. The Company believes that the various Koala Bear Kare trademarks are widely recognized and important to the Company. Each of the Company's products marketed under this trademark prominently display a blue and white sticker with one of the Company's trademarks. The Company has also registered the trademark "Booster Buddy(TM)" and the registration of the trademarks "Delta Play(TM)" and "Happy Faces in Public Places(TM)" currently are being sought. In addition to Park Structures registered trademark, the Company also believes that it has proprietary rights to its play equipment designs.

     The Company holds both utility and design patents for certain of its products. These patents prevent competitors from duplicating the design elements of the Company's products, but the Company does not believe that such patents provide significant barriers to entry.

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

     The Company's modular play equipment is designed and inspected to meet the safety guidelines of the CPSC and the American Society for Testing and Materials ("ASTM") for commercial playground systems. The Company conducts in-house testing and inspection to ensure that they comply with the CPSC and ASTM guidelines. Park Structures is a member of the International Play Equipment Manufacturers Association ("IPEMA"), a member driven international trade organization that represents and promotes an open market for manufacturers of playground equipment. Park Structures also performs its manufacturing operations in conformance with the quality control standards required by ISO 9001. Park Structures received ISO 9001 certification in February 2000.

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


Employees

     The Company had approximately 260 full-time employees at December 31, 1999, with approximately 200 located in the United States and 60 located in Canada. The Company's United States employees are not covered by any collective bargaining agreements. The Company's Canadian employees are represented by the International Wood and Allied Workers of Canada ("IWA"). A collective bargaining agreement was signed in May 1999, effective February 1999 for a two-year term. Management believes that relations with its employees are good.


Foreign Operations

         The Company acquired the assets of Delta Play, a Canadian based provider of modular play equipment, in June 1997. The Company created a foreign subsidiary to own and operate this business. The subsidiary's sales, marketing, administrative, manufacturing and distribution functions are decentralized. The President of Delta Play reports to an executive officer of the Company. Strategic planning, market development and resource allocation are the responsibility of the President in conjunction with the Company's Chief Executive Officer. The Company believes that there is no greater known significant risk attendant to the business conducted by the foreign subsidiary than to that of the Company's domestic operations.

                                  RISK FACTORS

     In addition to the other information contained in this Form 10-KSB, the following risk factors should be considered carefully in evaluating the Company and its business. This Form 10-KSB contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") regarding events, conditions and financial trends that may affect the Company's future plan of operations, business strategy, operating results and financial position.

Management of Growth

     The Company has recently experienced significant growth both internally and as a result of acquisitions. A continuing period of significant growth could place a strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and information systems and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business."

Risks Associated with Acquisition Strategy

     An integral part of the Company's business strategy is to acquire other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could materially affect the Company, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key personnel of the acquired companies. Future acquisitions may entail the payment of consideration in excess of book value, may result in the issuance of additional shares of the Company's Common Stock or the incurrence of additional indebtedness, all of which could have a dilutive effect on the Company's net income per share. In addition, products offered by the Company following a future acquisition may have lower gross profit margins than the Company's current product lines. There can be no assurance that any acquisition by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently has no agreements or understandings with respect to any potential acquisitions. See "Business--Business Strategy."

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

Risks Associated with International Operations

     As part of its growth strategy, the Company is seeking opportunities to further expand its products and systems distribution into international markets. Sales to customers outside of North America accounted for approximately 14% of the Company's sales in 1999. In addition, the Company operates a manufacturing and assembly facility in Vancouver, British Columbia, Canada. The Company's international operations are subject to a wide range of general business risks, including: fluctuations in currency exchange rates; unexpected changes in legal and regulatory requirements; export restrictions, tariffs and other trade barriers; political and economic instability; restrictions on repatriation of funds or profits from foreign markets; longer payment cycles and problems in collecting accounts receivable; difficulty in protecting the Company's intellectual property; potentially adverse tax consequences, including limitations on the Company's ability to claim a foreign tax credit against its U.S. federal income taxes; and regulation by foreign regulatory authorities. These and other factors associated with international operations may have a material adverse effect on the Company's business, financial condition and results of operations.

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

Trademarks; Lack of Patent Protection

     The Company owns several trademarks, including the Koala Bear Kare(R) logo, to identify the Company and its products and believes that such trademarks provide a significant competitive advantage. Although the Company intends to vigorously defend its trademarks, no assurance can be given either that such trademarks can be defended or that such trademarks will not become commonly used. Further, although the Company has design patents that cover the design and appearance of certain of its existing products, such patents may not provide meaningful protection against entry by competitors into the Company's markets. See "Business--Patents and Trademarks."

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

Limited Diversification; Uncertainty of Acceptance of New Products

     A substantial amount of the Company's sales since inception have been derived from marketing the Koala Bear Kare(R) Baby Changing Station. Although the Company has diversified through the addition of other family convenience products, children's activity products and children's modular play equipment and plans to introduce additional products, the Baby Changing Station will continue to be an important component of the Company's sales. Until the Company further diversifies its business and products, changes in competition and other factors affecting the market for the Baby Changing Station could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the possibility exists that any new products introduced by the Company in the future will not be accepted in the marketplace. If this happens, the Company's reputation may suffer, and the Company may incur substantial losses due to production, marketing and other costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--History" and "--Products."


ITEM 2.    DESCRIPTION OF PROPERTIES

     The Company leases approximately 5,000 square feet for its direct sales operation and 15,000 square feet of office and warehouse space in Denver, Colorado for sales, receiving and shipping operations. These leases expire in 2001. The Company leases a 67,000 square foot plant near Vancouver, British Columbia, where it conducts its indoor modular play equipment manufacturing and assembly operations. This lease expires in 2003. The Company's manufacturing and assembly operations of its outdoor modular play equipment are conducted from a leased 90,000 square foot facility in Coral Springs, Florida. This lease expires in 2002, with two options to renew the lease for additional five-year terms. The Company's Smart Products division operates out of a leased 25,000 square foot facility in Charlotte, North Carolina. This lease expires in 2001. The foam activity products are manufactured at a leased 11,000 square foot facility located near Austin, Texas, with a lease expiration date in 2001. The Company believes that its facilities are adequate for its current needs.


ITEM 3.    LEGAL PROCEEDINGS

     The Company has been a party to litigation in the ordinary course of its businesses. The Company does not believe that any current litigation will have a material adverse effect upon its business, financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Common Stock of the Company trades on the Nasdaq National Market under the symbol KARE. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock for each quarter within the last two fiscal years as reported by Nasdaq, adjusted for the 2-for-1 stock split effected as a 100% stock dividend on October 28, 1999. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                                                           SALES PRICE
                                                           -----------
                                                       LOW              HIGH
                                                       ---              ----
YEAR ENDED DECEMBER 31, 1998

First quarter ..............................         $ 7              $ 9 3/8

Second quarter .............................         $ 7 7/8          $ 10 1/16

Third quarter ..............................         $ 6 7/16         $ 8 7/16

Fourth quarter .............................         $ 5              $ 9 1/4

YEAR ENDED DECEMBER 31, 1999

First quarter ..............................         $ 8 5/8          $ 12 1/8

Second quarter .............................         $ 9 5/8          $ 14 1/8

Third quarter ..............................         $ 11 3/8         $ 15 3/8

Fourth quarter .............................         $ 12 1/4         $ 17 29/32


         As of February 11, 2000, there were approximately 108 shareholders of record.

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

Koala Overview

     Koala Corporation is a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, such as Baby Changing Stations and highchairs; children's activity products, such as activity tables, carpets and foam play products, and children's modular play equipment. The Company intends to capitalize on brand name recognition established through its market-leading Koala Bear Kare(R) Baby Changing Station. The Company's sales have grown from $3.8 million in 1993 to $37.1 million in 1999. Sales for the year ended December 31, 1999 represented a 94% increase from the same period in 1998. Net income has grown from $1.0 million in 1993 to $5.1 million in 1999. Net income for the year ended December 31, 1999 represented a 64% increase from the same period in 1998.

     The Company markets its products, systems and custom solutions to a wide range of businesses and public facilities that serve customers and visitors who bring children to their establishments. Koala markets its products through an integrated program of direct sales and distribution through a network of independent manufacturer's sales representatives and dealers. Since 1995, the Company has increased its sales and marketing efforts through the addition of manufacturer's sales representatives, dealers and Company sales representatives. In 1999, the Company broadened its direct sales capabilities with the expansion of its KoalaTel telesales division. The expansion included capital investment in state of the art telecommunications and data equipment designed for managing telesales programs.

     The Company's sales have been derived primarily from the sale of its family convenience products, which include Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles and Booster Buddy(TM) seats. One of the Company's strategies has been to reduce its dependence on Baby Changing Stations through the acquisition and development of complementary products. In furtherance of this strategy, the Company acquired the assets of a manufacturer of commercial-use children's activities products in March 1996, the assets of Delta Play, Ltd., a provider of custom children's indoor modular play equipment in June 1997, the assets of Park Structures, a producer of children's outdoor modular play equipment in December 1998, the assets of Superior Foam, a manufacturer of children's foam activity products in March 1999 and Smart Products, a provider of children's safety and parental convenience products in September 1999. As a result of these acquisitions and introduction of new products, Baby Changing Stations represented less than one-quarter of the Company's sales in 1999.

     The Company's gross profit margins are affected by product mix, with the Baby Changing Station and other family convenience products and the children's activity products typically providing higher gross profit margins than the children's modular play equipment. The children's modular play equipment, however, has higher average selling prices and contributes to the Company's sales growth. In addition, sales made through dealers provide lower gross profit margins than direct sales due to the expense associated with the manufacturer's sales representatives and dealers. To the extent that the Company acquires additional companies or product lines, its gross profit margins may be lower than those currently achieved from sales of the Company's current product lines due to a number of factors that may include products with higher average selling prices but lower gross margin percentages. Although new product introductions or acquisitions may decrease the overall gross profit margins, the Company believes that the addition of new products will provide opportunities for revenue diversification and increased profitability, while also reducing the Company's reliance on the Baby Changing Station.

Components of Sales and Expense

     The Company recognizes sales at the time its products are shipped. Cost of sales consists of components manufactured for the Company and direct labor and manufacturing overhead incurred by the Company. With the exception of the foam activity products, all major components for the family convenience products and children's activity products currently are manufactured and assembled by outside vendors. Direct labor and manufacturing overhead relate to the assembly of the modular play products and the manufacture of the foam activity products.

     Selling, general and administrative expense consists primarily of commissions paid to manufacturer's sales representatives and other selling expenses, executive, sales and office salaries, related payroll taxes, advertising expenses and depreciation on office equipment and computer hardware and software.

     The Company provides limited warranties for its products. The Company has experienced minimal returns and warranty claims, and therefore no accrual has been made for future claims.

Results of Operations

     The following table sets forth certain income statement data stated as a percentage of sales:

                                                    Years Ended December 31,
                                                    ------------------------
                                                       1999         1998
                                                       ----         ----

Sales .............................................   100.0%       100.0%

Cost of sales .....................................    48.7         45.2
                                                      -----        -----
Gross profit ......................................    51.3         54.8

Selling, general and administrative expenses ......    25.5         28.7

Amortization of intangibles .......................     2.6          1.6
                                                      -----        -----
Operating income ..................................    23.2         24.5

Interest expense ..................................     2.4          0.0

Other (income) expense ............................     0.0         (0.4)
                                                      -----        -----
Income before provision for income taxes ..........    20.8         24.9

Provision for income taxes ........................     7.1          8.7
                                                      -----        -----
Net income ........................................    13.7%        16.2%
                                                      =====        =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Sales increased 94.4%, or $18.0 million, to $37.1 million for the year ended December 31, 1999 compared to $19.1 million for the year ended December 31, 1998. A majority of the increase resulted from sales of outdoor modular play equipment, foam activity products and safety and parental convenience products included in product lines acquired in 1998 and 1999. The sales and marketing programs that the Company implemented for the family convenience and children's activity product lines also contributed to the increased sales.

         Gross profit increased 81.8%, or $8.5 million, to $19.0 million for the year ended December 31, 1999 compared to $10.5 million for the year ended December 31, 1998. As noted above, the majority of the increase in gross profit resulted from sales of products of the newly acquired businesses. As a percentage of sales, gross profit decreased in the 1999 period compared to the 1998 period primarily because of a change in product mix that included a higher proportion of sales of children's modular play equipment.

     Selling, general and administrative expense increased 72.6%, or $4.0 million to $9.5 million for the year ended December 31, 1999 compared to $5.5 million for the year ended December 31, 1998. Sales and marketing expense increased 52.7%, or $1.8 million to $5.4 million for the year ended December 31, 1999 compared to $3.6 million for the year ended December 31, 1998. These cost increases were primarily due to the inclusion of the sales and marketing costs of the newly acquired businesses noted above. Higher expenses for various marketing programs and salaries of sales and marketing personnel added subsequent to the 1998 period also contributed to the increase. General and administrative expense increased 109.2%, or $2.1 million, to $4.1 million for the year ended December 31, 1999 compared to $1.9 million for the year ended December 31, 1998. Once again, the increase was primarily the result of the inclusion of the newly acquired businesses in late 1998 and 1999.

     Amortization expense from intangible assets increased from $297,600 in 1998 to $958,524 in 1999. This increase is primarily due to the amortization of goodwill and other identifiable intangible assets acquired in the purchases of Park Structures in late 1998, and Superior Foam and Smart Products in 1999.

     The Company utilized debt to finance portions of the acquisitions of Park Structures, Superior Foam and Smart Products. As a result, the Company incurred interest expense of $902,169 in 1999. All of the debt financing activity occurred in 1999. The Company did not have any interest expense in 1998.

     The  Company's  effective  tax rate was 34.0% and 35.0% for the year  ended
December 31, 1999 and 1998, respectively. The decrease in the Company's worldwide effective rate was primarily due to an increase in export sales that qualify for the benefit provided by the foreign sales corporation that the Company established in February 1998.

     Net income increased 64.2%, or $2.0 million, to $5.1 million for the year ended December 31, 1999 compared to $3.1 million for the year ended December 31, 1998. As a percentage of sales, net income declined during the 1999 period compared to the 1998 period primarily due to the inclusion of a larger proportion of the children's modular play equipment line in the product mix. Net income per share (diluted) increased 30.0%, or $.18, to $.78 for the year ended December 31, 1999 compared to $.60 for the year ended December 31, 1998. The percentage increase in net income per share (diluted) was lower than the percentage increase in net income as a result of an increase of 1,318,065 shares in the weighted average number of shares outstanding. All share quantities and per share amounts have been adjusted for the effect of the 2-for-1 stock split that occurred on October 28, 1999.


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

     Net income increased 27.2%, or $663,000, to $3.1 million for the year ended December 31, 1998 compared to $2.4 million for the year ended December 31, 1997. As a percentage of sales, net income declined during the 1998 period compared to the 1997 period primarily due to the inclusion of the children's modular play equipment line in the product mix. Net income per share (diluted) increased 24.0%, or $.12, to $.60 for the year ended December 31, 1998 compared to $.48 for the year ended December 31, 1997. The percentage increase in net income per share (diluted) was lower than the percentage increase in net income as a result of an increase of 101,714 shares in the weighted average number of shares outstanding. All share quantities and per share amounts have been adjusted for the effect of the 2-for-1 stock split that occurred on October 28, 1999.


Liquidity and Capital Resources

     The Company has  historically  financed its business  activities  primarily
from  cash  provided  by  operating  activities.   Cash  provided  by  operating
activities for 1999 and 1998 was $3.7 million and $1.7 million, respectively. The increase in cash provided by operating activities for the year ended
December 31, 1999 compared to the year ended December 31, 1998 resulted primarily from a $2.0 million increase in net income year to year, offset by funding the higher levels of working capital required to support the growth of the current businesses and support the expansion of the newly acquired businesses.

     Working capital as of December 31, 1999 and December 31, 1998 was $12.6 million and $8.7 million, respectively, and cash balances were $.2 million and $6.5 million, respectively, at the same dates. The lower cash balance in 1999 is the result of the Company's practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances. The 1998 ending cash balance was higher than normal because of the receipt of the proceeds from the Company's secondary offering in late December 1998.

     The Company has used its operating cash flow primarily to expand sales and marketing activities, acquisition and development of new products, capital expenditures and working capital. Net cash used by investing activities was $26.6 million in 1999, and $1.4 million for the year ended December 31, 1998. In 1999, $25.4 million was used to purchase the assets of Park Structures, Superior Foam and Smart Products. The balance was primarily devoted to capital expenditures, including approximately $400,000 for the purchase of telecommunications equipment for the expansion of the Company's KoalaTel telesales division. This is the principal reason for the decrease in cash balances at December 31, 1999.

     The Company obtained a $15.0 million secured line of credit from a bank in December 1998. The credit facility has a term of three years. Loans under the facility are secured by all of the assets of the Company. The interest rate on amounts borrowed under the line of credit is based on the applicable "Reserve Adjusted LIBOR rate", which was 8.18% at December 31, 1999. There were no amounts outstanding under the credit facility as of December 31, 1998, and $13,979,000 outstanding as of December 31, 1999.

     The Company funded the initial $13.5 million cash portion of the purchase price for the Park Structures acquisition through a combination of the net proceeds from the secondary public offering in December 1998 (approximately $4.8 million after deducting underwriting fees), existing cash balances and a portion of the $15.0 million revolving credit facility from a bank. The seller of Park Structures also received an additional $4.0 million in cash (and $1.5 million in Common Stock) due to certain earn-out targets that were achieved during 1998 and 1999. These payments were funded primarily from short-term borrowings under the new credit facility. The Company believes that the working capital provided by its line of credit and cash flow from operations will be sufficient to fund its operations for the foreseeable future.

Year 2000

     Historically, certain computerized systems have used two digits rather than four to identify the year. Computer equipment and software, as well as devices with imbedded technology, that are dependent on time or date information may recognize a date using "00" as the year 1900 rather than the year 2000, possibly resulting in a range of problems, from simple miscalculations to total system failures. This problem is generally referred to as the "Year 2000" issue.

     The Company has assessed its exposure to risks associated with the Year 2000 issue in terms of "internal" issues (systems and equipment which the Company owns or controls), and "external" issues (systems and equipment of third parties with whom the Company does business).

     As of February 16, 2000, there were no material Year 2000 issues noted with any of the Company's computer systems, or to the Company's knowledge, to any third party that the Company does business with. No costs were expected or accrued in prior financial statements, and no additional material costs are expected to be incurred or accrued relating to the "Year 2000" issue.

New Accounting Standards

     None


ITEM 7.    FINANCIAL STATEMENTS

             See Financial Statements beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The information required by Item 9 is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.
ITEM 10. EXECUTIVE COMPENSATION

       The information required by Item 10 is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 12 is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
              Description
     No.
       3.1 Articles of Incorporation of Koala Corporation (5) 3.2Bylaws of Koala Corporation (5) 4.1Specimen Common Stock Certificate (1)
      10.1     Incentive Stock Option Plan dated August 19, 1993 (1)
      10.2     Koala   Corporation  1995  Stock  Option  Plan,  as  amended  (5)
               Industrial Lease dated August 1, 1996 between Buckhead Industrial Properties, Inc. and Koala
      10.3     Corporation (2)
      10.4     Credit Agreement with U.S. Bank National Association (4)
      10.5     Agreement  for Sale and  Purchase  of Assets  dated June 23, 1997 between Delta Play, Ltd., et al and Koala Corporation (3)
      10.6     Registration  Rights  Agreement dated June 23, 1997 between Delta
               Play,  Ltd.,  and Koala  Corporation  (4)
      10.7 Agreement for Sale and Purchase of Assets dated August 14, 1998 between Park Structures, Inc. et al and Koala Corporation (5)
      10.8 Indenture dated March 31, 1998 among Vanac Development Corp., Delta Play Company and Koala Corporation
      10.9 Form of Revolving Credit Agreement, dated December 16, 1998, between Koala Corporation and U.S. Bank National Association (5)
      10.10 Agreement for Sale and Purchase of Assets dated March 26, 1999, by and among Superior Foam & Polymers, Inc James T. New, Jr., Kevin C. Brown and Koala Corporation (6)
      21.1     Subsidiaries
      23.1     Consent of Independent Auditors
      27.1     Financial Data Schedule

----------

(1) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 33-68482C.
(2) Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB for the year ended December 31, 1996.
(3) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K/A filed on September 8, 1997.
(4) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K/A filed on September 8, 1997.
(5) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 333-61551.
(6) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on April 2, 1999.

(b)      Reports on Form 8-K

       On October 8, 1999, the Company filed a Form 8-K reporting Items 2 and 7. Pro forma financial statements were not required.

                                   SIGNATURES

In accordance with Section 13 of the Securities and Exchange Act of 1934, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KOALA CORPORATION

Date:  February 17, 2000       By:   /s/ Mark A. Betker
       -----------------            -------------------
                                   Mark A. Betker, Chairman,
                                   Chief Executive Officer and President

Date:  February 17, 2000       By:   /s/ Jeffrey L. Vigil
       -----------------            ---------------------
                                       Jeffrey L. Vigil
                                   Vice President of Finance and Administration
                                   (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature         Title                               Date
         ---------         -----                               ----

/s/ Mark A. Betker         Chairman, Chief Executive Officer   February 17, 2000
------------------------   and President (Principal Executive
Mark A. Betker             Officer)and Director


/s/ Michael C. Franson     Director                            February 17, 2000
------------------------
Michael C. Franson


/s/ John T. Pfannenstein   Director                            February 17, 2000
------------------------
John T. Pfannenstein


/s/ Ellen Robinson         Director                            February 17, 2000
------------------------
Ellen Robinson

                                KOALA CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

            Report of Independent Auditors                                 F-2

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

            Consolidated Statements of Changes in Shareholders' Equity     F-5

            Consolidated Statements of Cash Flows                          F-6

            Notes to Consolidated Financial Statements                     F-7

SHAREHOLDERS AND
BOARD OF DIRECTORS
KOALA CORPORATION
DENVER, COLORADO

                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of KOALA CORPORATION (a Colorado corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KOALA CORPORATION at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



ERNST & YOUNG LLP
Denver, Colorado

February 1, 2000

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                              1999           1998
                                                                         ------------    ------------
                                        ASSETS
                                        ------
Current Assets
  Cash and cash equivalents ..........................................   $    173,936    $  6,493,570
  Accounts receivable, trade (less allowance for doubtful accounts
     of $131,030 in 1999 and $111,144 in 1998) .......................      9,234,685       5,781,256
  Inventories ........................................................      5,137,791       3,581,137
  Prepaid expenses and other .........................................      1,249,384         838,109
                                                                         ------------    ------------
     Total current assets ............................................     15,795,796      16,694,072
                                                                         ------------    ------------
Property and equipment, net ..........................................      3,213,980       2,432,114
Identifiable intangible assets (net of accumulated amortization
  of $1,371,326 in 1999 and $754,882 in 1998) ........................     18,709,242      13,464,224
Goodwill (net of accumulated amortization
  of $381,019 in 1999 and $38,939 in 1998) ...........................     10,839,282       9,014,790
                                                                         ------------    ------------
                                                                         $ 48,558,300    $ 41,605,200
                                                                         ============    ============

                          LIABILITIES & SHAREHOLDERS' EQUITY
                          ----------------------------------
Current Liabilities:
  Accounts payable ...................................................   $  2,210,583    $  1,721,886
  Accrued expenses ...................................................        955,731         375,219
  Current portion of long term debt ..................................           --         5,865,043
                                                                         ------------    ------------
     Total current liabilities .......................................      3,166,314       7,962,148
                                                                         ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other ....................................      1,086,270         645,000
  Credit facility (note 3) ...........................................     13,979,000            --
  Long term debt, net of current portion (note 4) ....................           --        11,502,271
                                                                         ------------    ------------
     Total long term liabilities .....................................     15,065,270      12,147,271
                                                                         ------------    ------------

Total liabilities ....................................................     18,231,584      20,109,419
                                                                         ------------    ------------

Commitments and contingencies (note 7)

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     no shares issued and outstanding ................................           --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding (6,397,128 in 1999 and  5,694,724 in 1998)        639,713         569,472
  Common stock to be issued (154,236 shares in 1998) .................           --         1,297,903
  Note receivable from officer .......................................       (383,505)           --
  Additional paid-in capital .........................................     14,596,294       9,335,438
  Accumulated other comprehensive income (loss) ......................        (31,038)       (121,160)
  Retained earnings ..................................................     15,505,252      10,414,128
                                                                         ------------    ------------
 Total shareholders' equity ..........................................     30,326,716      21,495,781
                                                                         ------------    ------------
                                                                         $ 48,558,300    $ 41,605,200
                                                                         ============    ============

                 See notes to consolidated financial statements

KOALA CORPORATION
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

                                                      Years ended December 31,
                                                        1999           1998
                                                   ------------    ------------
Sales ..........................................   $ 37,134,712    $ 19,100,765
Cost of sales ..................................     18,092,588       8,627,979
                                                   ------------    ------------
Gross profit ...................................     19,042,124      10,472,786
                                                   ------------    ------------

Selling, general and administrative expenses ...      9,467,210       5,485,198
Amortization of intangibles ....................        958,524         297,600
                                                   ------------    ------------

Income from operations .........................      8,616,390       4,689,988
                                                   ------------    ------------
Other (income) expense:
  Interest expense .............................        902,169            --
  Interest income ..............................         (1,362)        (78,712)
                                                   ------------    ------------
Income before income taxes .....................      7,715,583       4,768,700
Provision for income taxes .....................      2,624,459       1,669,044
                                                   ------------    ------------
Net income .....................................   $  5,091,124    $  3,099,656
                                                   ============    ============

Net income per share - basic ...................   $       0.81    $       0.61
                                                   ============    ============

Net income per share - diluted .................   $       0.78    $       0.60
                                                   ============    ============

Weighted average shares outstanding - basic ....      6,256,729       5,072,116
                                                   ============    ============

Weighted average shares outstanding - diluted ..      6,516,075       5,198,010
                                                   ============    ============




                 See notes to consolidated financial statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                           Accumulated
                                         Common stock      Common       Note      Additional                  Other
                                   ---------------------  Stock to   Receivable    Paid-In      Retained  Comprehensive
                                     Shares       Amount  be Issued   Officer      Capital      Earnings  Income (Loss)    Total
                                   ---------- --------- ----------- ---------- ------------- ------------ ------------ ------------
Balance, December 31, 1997 .......  5,054,724 $ 505,472 $      --   $     --    $  5,055,252 $  7,314,472 ($    25,124)$ 12,850,072
Net income .......................       --        --          --         --            --      3,099,656         --      3,099,656
Foreign currency translation
    adjustment ...................       --        --          --         --            --           --        (96,036)     (96,036)
                                                                                                                       ------------
Comprehensive income .............       --        --          --         --            --           --           --      3,003,620
Issuance of common stock for cash,
    net of expenses ..............    640,000    64,000        --         --       4,280,186         --           --      4,344,186
Common stock to be issued for
    acquisition of Park Structures       --        --     1,297,903       --            --           --           --      1,297,903
                                   ---------- --------- ----------- ----------  ------------ ------------ ------------ ------------
Balance, December 31, 1998 .......  5,694,724   569,472   1,297,903       --       9,335,438   10,414,128     (121,160)  21,495,781
                                   ---------- --------- ----------- ----------  ------------ ------------ ------------ ------------

Net income .......................       --        --          --         --            --      5,091,124         --      5,091,124
Foreign currency translation
    adjustment ...................       --        --          --         --            --           --         90,122       90,122
                                                                                                                       ------------
Comprehensive income .............       --        --          --         --            --           --           --      5,181,246
Issuance of common stock for cash,
    net of expenses ..............    360,000    36,000        --         --       2,564,996         --           --      2,600,996
Issuance of common stock for
    acquisitions .................    257,754    25,776  (1,297,903)      --       2,332,829         --           --      1,060,702
Issuance of common stock for
    stock options ................     84,650     8,465        --         --         363,031         --           --        371,496
Note receivable from officer .....       --        --          --     (383,505)         --           --           --       (383,505)
                                   ---------- --------- ----------- ----------  ------------ ------------ ------------ ------------
Balance, December 31, 1999 .......  6,397,128 $ 639,713 $      --   ($ 383,505) $ 14,596,294 $ 15,505,252 ($    31,038)$ 30,326,716
                                   ========== ========= =========== ==========  ============ ============ ============ ============

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years ended December 31,
                                                                    1999           1998
                                                               ------------    ------------
Cash flows from operating activities:
  Net income ...............................................   $  5,091,124    $  3,099,656
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation .........................................        500,970         238,269
      Amortization .........................................        958,524         297,600
      Deferred income taxes ................................        410,613         222,267

      Increase in operating assets:
         Accounts receivable, trade ........................     (2,786,346)     (1,439,825)
         Inventories .......................................       (958,852)       (910,071)
         Prepaid expenses and other ........................       (438,867)       (250,959)
      Increase in operating liabilities:
         Accounts payable ..................................        425,737         342,466
         Accrued expenses and income taxes .................        514,701          86,217
                                                               ------------    ------------
Net cash provided by operations ............................      3,717,604       1,685,620
                                                               ------------    ------------

Cash flows from investing activities:
      Capital expenditures .................................     (1,106,736)       (519,918)
      Acquisitions, net of cash acquired ...................    (25,391,976)       (741,627)
      Patents and intangibles ..............................       (130,169)        (89,869)
                                                               ------------    ------------
Net cash used by investing activities ......................    (26,628,881)     (1,351,414)
                                                               ------------    ------------

Cash flows from financing activities:
      Sale of common stock, net of expenses ................      2,600,996       4,344,186
      Net proceeds from (payments on) credit facility ......     13,979,000            --
                                                               ------------    ------------
Net cash provided by financing activities ..................     16,579,996       4,344,186
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents         11,647         (17,499)

Net increase (decrease) in cash and cash equivalents .......     (6,319,634)      4,660,893

Cash and cash equivalents at beginning of period ...........      6,493,570       1,832,677
                                                               ------------    ------------
Cash and cash equivalents at end of period .................   $    173,936    $  6,493,570
                                                               ============    ============


                 See notes to consolidated financial statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------

  1.     Summary of significant accounting policies:

         Nature of operations:

         Koala Corporation and its wholly owned subsidiaries (the "Company") is a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience and activity products and children's indoor and outdoor modular play equipment. The consolidated financial statements include the accounts of Koala Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


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


         Financial instruments:

         The fair value of financial instruments, consisting of investments in cash, cash equivalents, receivables, obligations under accounts payable, and debt instruments, is based on interest rates available to the Company and comparisons to quoted prices. At December 31, 1999 and 1998, the fair value of these financial instruments approximates carrying value.

         Cash and cash equivalents include cash on hand, demand deposits, savings accounts, and short-term investments with original maturities of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company's primary bank may be in excess of the FDIC insurance limit. Cash in money market mutual funds is not federally insured. The Company performs periodic evaluations of the relative credit standing of these financial institutions. As of December 31, 1999 and 1998, cash and cash equivalents consisted of the following:


                                                           1999          1998
                                                           -----         ----
               Cash in primary banking institution    $  173,936    $1,623,570
               Cash in mutual funds and agencies            --       4,870,000
                                                      ----------    ----------
                                                      $  173,936    $6,493,570
                                                      ==========    ==========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------
1.       Summary of significant accounting policies (continued):

         Inventories:

         Inventories are stated at the lower of cost (including manufacturing overhead applied to work-in-process and finished goods) or market (first-in, first-out). As of December 31, 1999 and 1998, inventories consisted of the following:


                                                         1999          1998
                                                         ----          ----
            Raw materials                            $2,116,864      $2,832,314
            Work-in-process and finished goods        3,020,927         748,823
                                                     ----------      ----------
                                                     $5,137,791      $3,581,137
                                                     ==========      ==========

         Property and equipment:

         Property and equipment is stated at the lower of depreciated cost or net realizable value. Depreciation and amortization is being provided on the straight-line method over the estimated useful life of the asset. The following is a schedule of estimated useful lives of property and equipment:

                  Furniture and fixtures                    7 years
                  Tooling and molds                    6 - 10 years
                  Shop and office equipment            3 - 10 years
                  Leasehold improvements               3 -  5 years

         Property, plant and equipment consist of the following at December 31, 1999 and 1998:

                                                       1999              1998
                                                       ----              ----

                  Tooling  and molds               $1,670,917        $1,338,035
                  Office equipment                  1,044,143           490,766
                  Leasehold improvements              739,981           700,013
                  Furniture and fixtures              423,204           184,288
                  Shop equipment                      395,773           278,080
                                                  -----------       -----------
                                                    4,274,018         2,991,182


                  Less:  accumulated depreciation   1,060,038           559,068
                                                   ----------        ----------
                                                   $3,213,980        $2,432,114
                                                   ==========        ==========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------


1.       Summary of significant accounting policies (continued):

         Goodwill and identifiable intangible assets:

         The excess of acquisition cost over fair value of net tangible and identifiable intangible assets of businesses acquired in purchase transactions, has been included in goodwill and is being amortized on a straight-line basis over 30 years. Identifiable intangible assets include patents, trademarks, trade names, proprietary trade secrets, proprietary product designs, customer lists and non-compete agreements and are being amortized over the lesser of the assets' legal life (if applicable) or their estimated economic lives, ranging from 5 to 40 years.

         The Company's policy is to account for goodwill and identifiable intangible assets at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets to determine if changes in facts and circumstances suggest that they may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by a discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value. No event has been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements.


         Revenue recognition:

         The Company recognizes revenues at the time its products are shipped.


         Research and development costs:

         Research  and  development  costs  are  expensed  when  incurred.   The
         Company's research and development costs were not significant in 1999 or 1998.


         Advertising costs:

         Advertising costs are expensed when incurred. Advertising expense for the periods ended December 31, 1999 and 1998 was $1,301,422 and $443,309, respectively.


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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------

1.       Summary of significant accounting policies (continued):

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


          Reclassifications:

         Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

         Stock Split:

         On October 8, 1999, the Company's Board of Directors approved a two-for-one stock split effected as a stock dividend. All amounts in the accompanying financial statements and related footnotes have been restated to reflect this stock split.


2.       Acquisitions:

         Acquisition of Smart Products:

         Effective September 1, 1999, the Company purchased substantially all of the assets of Smart Products, Inc., a provider of child safety and parental convenience products located in Charlotte, North Carolina. Results of operations of Smart Products were included in the Company's consolidated statement of income beginning on the effective date of the transaction.

         The purchase price consisted of a cash payment of $1,273,000, which was financed from both internal operations and an advance on the Company's line of credit in the amount of approximately $800,000. In addition, costs of $117,000 were incurred in connection with this acquisition. Initial consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to goodwill.


         Acquisition of Superior Foam:

         Effective March 1, 1999, the Company purchased substantially all of the assets of Superior Foam & Polymers, Inc., a provider of children's foam activities products located near Austin, Texas. Results of operations of Superior Foam were included in the Company's consolidated statement of income beginning on the effective date of the transaction.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------

2.       Acquisitions: (continued)

         Acquisition of Superior Foam:

         As consideration, the Company paid $5.0 million cash, and issued 95,800 shares of Koala Corporation common stock valued at approximately $1.0 million on the effective date. The Company paid the cash portion of the purchase price with cash generated from both internal operations and an advance on the Company's line of credit in the amount $4.6 million. In addition, costs of $204,223 were incurred in connection with this acquisition. The consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to proprietary trade secrets, non-compete agreements and goodwill and have been recorded as intangible assets in the accompanying consolidated balance sheet.


         Acquisition of Park Structures:

         Effective December 16, 1998, the Company purchased substantially all of the assets of Park Structures, Inc., a provider of children's outdoor modular play systems based in Coral Springs, Florida. Results of operations of Park Structures were included in the Company's consolidated statement of income beginning on the effective date of the transaction. The initial consideration paid for Park Structures was $13,865,043, for which the Company issued a promissory note, net of a $400,000 holdback, for $13,465,043. Such promissory note was paid on January 4, 1999 using proceeds of the secondary public offering and an advance of $7,600,000 on the Company's line of credit. In addition, acquisition costs of $131,479 and asset adjustments of $1,001,798 were incurred and paid with cash from operations and an advance on the Company's line of credit in the amount of approximately $1,000,000. The December 31, 1999 financial statements reflect the final allocation of the purchase price. The consideration, acquisition costs and asset adjustments were allocated to tangible assets based on relative fair value, with the remaining balance allocated to proprietary product designs, non-compete agreements and goodwill and have been recorded as intangible assets in the accompanying consolidated balance sheet.

         The purchase agreement also provided for additional consideration in the form of cash and Company common stock if certain operating performance criteria were met by Park Structures for the year ending December 31, 1998 and for the rolling twelve-month period ending June 30, 1999. For the December 31, 1998 earnout period, the additional consideration amounted to 161,954 shares of common stock valued at $1,362,842 and cash of $2,789,925. For the June 30, 1999 earnout period, the additional consideration amounted to $1.0 million, which was paid in cash during 1999. The earnouts have been allocated to goodwill.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------


3.       Credit facility:

         The Company obtained a $15.0 million secured line of credit on December 16, 1998. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on December 16, 2001. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" (8.18% at December 31, 1999). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line.


4.       Debt:

         On December 16, 1998, the Company issued a non-interest-bearing promissory note in the amount of $13,465,043 for the purchase of the assets of Park Structures. The promissory note was secured by an irrevocable letter of credit from a financial institution. The promissory note was paid in full on January 4, 1999.

5.       Common stock:

         On December 16, 1998, the Company completed a secondary public offering of 2,400,000 shares of Koala Corporation common stock. The Company sold 640,000 shares of common stock, and a selling shareholder sold the remaining 1,760,000 shares. The Company received proceeds, net of offering expenses, of $4,344,186 for the 640,000 shares of Company stock sold. On January 22, 1999, the Company's underwriters exercised their over-allotment option to purchase an additional 360,000 shares of the Company's common stock pursuant to the 1998 common stock offering. The issuance of the shares resulted in net proceeds after offering expenses of $2,600,996. The proceeds were used to reduce long-term debt that was incurred under the credit facility to purchase the assets of Park Structures.


6.       Supplemental financial information:


              Supplemental cash flow information:


                                                      1999         1998
                                                      ----         ----
              Interest received                   $    8,586    $   83,043
                                                  ==========    ==========

              Interest paid                       $  772,074          --
                                                  ==========    ==========

              Income taxes paid                   $2,370,282    $1,420,483
                                                  ==========    ==========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------



6.       Supplemental financial information: (continued)

               Supplemental non-cash information:


                                                               1999            1998
                                                               ----            ----
               Net assets acquired from Smart
               Products                                     $1,390,000            --
                                                            ==========      ==========

               Net assets acquired from
               Superior Foam                                $6,204,223            --
                                                            ==========      ==========

               Net assets acquired from Park Structures          --         $19,086,772
                                                            ==========      ===========

               Note payable and other amounts payable
               to Seller of Park Structures                      --         $17,367,314
                                                            ==========      ===========

               Common stock issued to the Seller of
               Park Structures                                 $64,939      $ 1,297,903
                                                            ==========      ===========

               Common stock issued to the Sellers of
               Superior Foam                                $1,000,000             --
                                                            ==========      ===========

7.       Commitments and contingencies:

         Operating lease:

         The Company has entered into operating leases for facilities located in Denver, Colorado, Coral Springs, Florida, Charlotte, North Carolina, Wimberley, Texas, and Delta, British Columbia, Canada.

         The lease terms vary and run through May 31, 2003. All leases call for monthly base rents, with the Company responsible for its share of common building operating costs, payable on a monthly basis.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------



7.       Commitments and contingencies: (continued)


         Facilities rent expense was $695,885 and $338,277 for years ending December 31, 1999 and 1998, respectively. Total minimum operating lease commitments are as follows:



                     Year Ending December 31,                Amount
                     ------------------------                ------
                               2000                      $  789,107
                               2001                         703,966
                               2002                         379,864
                               2003                         141,585
                                                            -------
                                                         $2,014,522
                                                         ==========


         Warranties:

         The Company provides a replacement guarantee for one year from purchase protecting against damage from natural disasters or vandalism subject to a $100 deductible. The Company also provides a five-year warranty on parts and labor covering any defects in workmanship. The Company has experienced minimal returns and warranty claims; therefore, as of December 31, 1999 and 1998, no accrual has been made for future claims.


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

         In January 1998, the Company authorized the amendment and restatement of the 1995 Plan to grant an additional 250,000 shares and allow the transfer of non-qualified stock options to family members without Board of Directors' approval or to non-employees with Board of Directors' approval. The amendment and restatement was approved by the Company's shareholders' at its annual shareholders' meeting in May 1998.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------


8.       Stock options: (continued)

         The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:



                                                   1999           1998
                                                   ----           ----

           Assumption
           ----------

           Dividend yield                            0.0%          0.0%
           Risk-free interest rate
                5 year                              6.25%         6.25%
           Expected life                           5 years        5 years
           Expected volatility                     42.50%         43.00%



         The Company applies APB Opinion 25 in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for the plans in 1999 and 1998. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been presented as follows:


             Net income                              1999              1998
             ----------                              ----              ----

                  As reported                     $5,091,124         $3,099,656
                                                  ==========         ==========

                  Pro forma (FASB 123)            $4,721,877         $2,742,162
                                                  ==========         ==========

             Basic earnings per share
             ------------------------

                  As reported                         $.81             $.61
                                                      ====             ====

                  Pro forma (FASB 123)                $.75             $.54
                                                      =====            ====

             Diluted earnings per share
             --------------------------

                  As reported                         $.78             $.60
                                                      ====             ====

                  Pro forma (FASB 123)                $.72             $.53
                                                      =====            ====

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------


8.       Stock options: (continued)


         Following is a summary of the status of the plans during 1999 and 1998:


                                                         Weighted
                                           Number of     Average
                                            Shares    Exercise Price     Price
                                            ------    --------------     -----
Outstanding December 31, 1997 .........    566,000        $5.76           $4.63
                                                                       to $7.50

    Granted - 1998 ....................    260,000        $9.31           $7.25
                                                                      to $11.50

    Forfeited - 1998 ..................    (20,000)       $6.50           $6.50
                                            ------

Outstanding December 31, 1998 .........    806,000        $6.89           $4.63
                                                                      to $11.50

    Granted - 1999 ....................    261,000       $12.20           $9.69
                                                                      to $16.38

    Exercised - 1999 ..................   (102,000)       $5.43           $4.63
                                          --------                     to $9.00

Outstanding December 31, 1999 .........    965,000        $8.47           $4.63
                                          ========                    to $16.38



                                                       1999             1998
                                                       ----             ----
            Options exercisable                       422,000         334,000
                                                      =======         =======

            Weighted average fair value  of
            options granted during the year             $5.65           $4.37
                                                      =======         =======

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------

8.       Stock options: (continued)

         A summary of the status of fixed options outstanding at December 31, 1999 is as follows:

                           Outstanding Options     Exercisable Options
                           -------------------     -------------------
                          Weighted
                          Average      Weighted                Weighted
                         Remaining     Average                 Average
                        Contractual    Exercise                Exercise
 Price          Number     Life         Price     Number        Price
 -----          ------     ----         -----     ------        -----


$4.63 to       500,000   6.2 years       $6.02    344,000       $5.95
$7.50


$8.00 to       158,000   8.3 years       $8.89     28,000       $8.64
$10.38


$11.50 to      300,000   9.1 years      $12.21     50,000      $12.18
$13.00


$13.50 to        7,000   9.8 years      $14.82       --          --
$16.38


9.       Income taxes:

         The components of the provision for income tax were:


                              --------------------------------------------------
                                                  1999
                              -------------------------------------------------
                               Federal       Foreign        State        Total
                               -------       -------        -----        -----

Current tax expense ......   $1,903,943   $  155,129   $  154,774   $2,213,846
Deferred tax expense .....      366,565         --         44,048      410,613
                             ----------   ----------   ----------   ----------
Provision for income taxes   $2,270,508   $  155,129   $  198,822   $2,624,459
                             ==========   ==========   ==========   ==========

                              --------------------------------------------------
                                                  1998
                              -------------------------------------------------
                               Federal       Foreign        State        Total
                               -------       -------        -----        -----

Current tax expense ......   $1,153,496   $  234,048   $   59,233   $1,446,777
Deferred tax expense .....      216,860         --          5,407      222,267
                             ----------   ----------   ----------   ----------
Provision for income taxes   $1,370,356   $  234,048   $   64,640   $1,669,044
                             ==========   ==========   ==========   ==========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------

9.       Income taxes: (continued)

         The  tax  effects  of  temporary   differences  that  give  rise  to  a
         significant portion of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                           1999            1998
                                                           ----            ----
Deferred tax assets:
  Allowance for doubtful accounts ............       $   46,387       $   39,000
                                                     ----------       ----------

Deferred tax liabilities:
  Depreciation ...............................          259,000          214,000
  Amortization ...............................          804,000          403,000
  Other ......................................             --             28,000
                                                     ----------       ----------
                                                      1,063,000          645,000
                                                     ----------       ----------
Net deferred tax liability ...................       $1,016,613       $  606,000
                                                     ==========       ==========

         The effective tax rate differs from the statutory rate as follows:


                                                               1999       1998
                                                               ----       ----
Federal statutory rate ...................................     34.0%      34.0%
Foreign taxes in excess of federal statutory rate ........      2.0        4.9
Tax benefit of foreign tax credit ........................     (2.0)      (4.9)
State income taxes - net of federal effect ...............      1.3        0.8
Effect of difference in tax basis of goodwill ............     (0.5)      (0.8)
Foreign sales corporation benefit ........................     (1.3)      (1.1)
Miscellaneous tax adjustments ............................       .5        2.1
                                                               ----       ----
Effective tax rate .......................................     34.0%      35.0%
                                                               ====       ====


10.      Major suppliers:

         For the periods ended December 31, 1999 and 1998, the Company purchased a significant amount of component parts from three vendors which accounted for approximately 18% and 38% of the Company's total cost of sales, respectively.

11.      401(k) Plan:

         Effective January 1997, the Company adopted a 401(k) Plan for the benefit of substantially all of its U.S. employees meeting specified eligibility requirements. The Plan permits contributions by the Company but does not require them. The Company made no contributions to the Plan during 1998 and two contributions during 1999 that were not material.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------


12.      Preferred stock:

         During 1996 the shareholders voted to amend the Articles of Incorporation to provide for the issuance of 1,000,000 shares of no par value preferred stock. At December 31, 1999 and December 31, 1998, none were outstanding. The Board of Directors is granted authority to determine dividends and other rights and preferences for the preferred stock.

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

         The Company's convenience and activity products include the flagship product, the Baby Changing Station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the Child Protection Seat, the Infant Seat Kradle, the highchair, block and bead tables and the wonder wall. All of these products are manufactured by sub-contractors or purchased from third parties. These products are sold direct and through distribution.

         The Company's modular play equipment includes both indoor and outdoor equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers needs and desires. The products are manufactured by the Company at its facilities located in Delta, British Columbia, and Coral Springs, Florida. These products are sold direct and through manufacturer's representatives/dealers.

         The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders' relations costs. The following table presents sales and other financial information by business segment:

         ---------------------------------------------------------------------------------
                                      1999
         ---------------------------------------------------------------------------------

                                           Convenience and    Modular Play
                                          Activity Products    Equipment          Total
                                             -----------       ----------      -----------
          Sales .......................      $16,108,368      $21,026,344      $37,134,712
          Operating income ............        5,076,201        3,540,189        8,616,390
          Capital expenditures ........          778,700          328,036        1,106,736
          Total assets ................       18,865,034       29,693,266       48,558,300

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------


13.      Geographic and business segments: (continued)

         ---------------------------------------------------------------------------------
                                               1998
         ---------------------------------------------------------------------------------

                                           Convenience and    Modular Play
                                          Activity Products    Equipment          Total
                                             -----------       ----------      -----------

          Sales .......................      $11,946,053      $ 7,154,712      $19,100,765
          Operating income ............        3,661,275        1,028,713        4,689,988
          Capital expenditures ........          294,036          225,882          519,918
          Total assets ................       15,209,446       26,395,754       41,605,200


         Geographic area data:

         Geographically, sales, operating income and identifiable assets for non-domestic entities for the years ended December 31, 1999 and 1998 were $7,205,284 and $6,690,230, $924,369 and $1,133,917 and $3,700,731
         and $2,737,443, respectively. There were no material amounts of sales or transfers among geographic areas during 1999 or 1998.


14.      Note receivable from officer:

         During the third and fourth quarters of 1999, the Company made secured loans to an officer of the Company in the amount of $370,000, for the purpose of the officer's exercise of vested stock options. The notes are full recourse, secured by marketable securities of the officer and interest bearing at an adjustable rate equal to a commercial bank's prime rate. The notes are due on February 12, and May 3, 2001. The notes have been recorded as a reduction of shareholders' equity in the Company's balance sheet at December 31, 1999. At December 31, 1999, $13,505 of interest had been accrued on the note.

                                                                    EXHIBIT 21.1
Subsidiaries of the Company


     Name of Subsidiary    Jurisdiction of Incorporation    Percentage Ownership
     ------------------    -----------------------------    --------------------

     Delta Play (US), Inc. State of Colorado                        100%

     Delta Play Company    Province of Nova Scotia, Canada          100%

     PS Florida, Inc.      State of Colorado                        100%

     Koala Foreign Sales   Barbados                                 100%
     Corporation

                                                                    EXHIBIT 23.1

                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement on Form S-8 pertaining to the 1995 Stock Option Plan of Koala Corporation of our report dated February 1, 2000, with respect to the consolidated financial statements of Koala Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 1999.


  /s/ERNST & YOUNG LLP

Denver, Colorado
February 16, 2000