Form 10-Q
period 2000-03-31
KOALA CORP /CO/
filed 2000-05-15
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended    March  31, 2000
                                                  -------------------

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
                        For the transition period from ________ to ___________

                         Commission file number 0-22464
                                                -------

                                KOALA CORPORATION
                                -----------------
               (Exact name of issuer as specified in its charter)

            Colorado                                    84-1238908
------------------------------------         --------------------------------
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

           -----------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value as of May 15, 2000 was 6,422,676 shares

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                                                            March 31,     December 31,
                                                                             2000            1999
                                                                         -----------     ------------
                                        ASSETS
Current Assets
  Cash and cash equivalents                                              $     30,271    $    173,936
  Accounts receivable, trade (less allowance for doubtful accounts
     of $155,443 in 2000 and $131,030 in 1999)                              9,657,921       9,234,685
  Income tax refund receivable                                              1,466,980            --
  Inventories                                                               8,118,697       5,137,791
  Prepaid expenses and other                                                2,383,278       1,249,384
                                                                         ------------    ------------
     Total current assets                                                  21,657,147      15,795,796
Property and equipment, net                                                 4,362,763       3,213,980
Identifiable intangible assets (net of accumulated amortization
  of $1,603,113  in 2000 and $1,371,326 in 1999)                           28,317,490      18,709,242
Goodwill (net of accumulated amortization
  of $502,543 in 2000 and $381,019 in 1999)                                23,385,610      10,839,282
                                                                         ------------    ------------
                                                                         $ 77,723,010    $ 48,558,300
                                                                         ============    ============

                          LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                       $  4,182,473    $  2,210,583
  Accrued expenses                                                          4,214,107         955,731
                                                                         ------------    ------------
     Total current liabilities                                              8,396,580       3,166,314
                                                                         ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other                                           1,210,110       1,086,270
  Credit facility                                                          31,487,000      13,979,000
                                                                         ------------    ------------
     Total long term liabilities                                           32,697,110      15,065,270
                                                                         ------------    ------------

Total liabilities                                                          41,093,690      18,231,584
                                                                         ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     no shares issued and outstanding                                            --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding (6,397,128 in 2000 and 6,397,128 in 1999)         639,713         639,713
  Common stock to be issued (425,758 shares in 2000)                        5,058,000            --
  Note receivable from officer                                               (383,505)       (383,505)
  Additional paid-in capital                                               14,596,294      14,596,294
  Accumulated other comprehensive income (loss)                               (49,307)        (31,038)
  Retained earnings                                                        16,768,125      15,505,252
                                                                         ------------    ------------
 Total shareholders' equity                                                36,629,320      30,326,716
                                                                         ------------    ------------
                                                                         $ 77,723,010    $ 48,558,300
                                                                         ============    ============

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended March 31,
                                                         2000            1999
                                                    ------------    ------------
Sales                                               $ 11,479,707    $  7,299,427
Cost of sales                                          5,774,786       3,605,975
                                                    ------------    ------------
Gross profit                                           5,704,921       3,693,452

Selling, general and administrative expenses           2,971,928       1,852,239
Amortization of intangibles                              351,611         228,127
                                                    ------------    ------------

Income from operations                                 2,381,382       1,613,086
Other (income) expense:
  Interest expense                                       431,223         108,559
  Other income and expense                               (70,860)         33,712
                                                    ------------    ------------
Income before income taxes                             2,021,019       1,470,815
Provision for income taxes                               757,882         522,138
                                                    ------------    ------------
Net income                                          $  1,263,137    $    948,677
                                                    ============    ============

Net income per share - basic                        $       0.19    $       0.16
                                                    ============    ============

Net income per share - diluted                      $       0.19    $       0.15
                                                    ============    ============

Weighted average shares outstanding - basic            6,539,047       5,982,720
                                                    ============    ============

Weighted average shares outstanding - diluted          6,774,282       6,193,306
                                                    ============    ============

               See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended March 31,
                                                                    2000            1999
                                                               ------------    ------------
Cash flows from operating activities:
  Net income                                                   $  1,263,137    $    948,677
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                  193,158         118,619
      Amortization                                                  351,611         228,127

      Increase in operating assets:
         Accounts receivable, trade                                 101,538         529,446
         Inventories                                             (1,170,421)       (725,169)
         Prepaid expenses and other                              (1,052,750)       (510,001)
      Increase in operating liabilities:
         Accounts payable                                         1,221,336         625,964
         Accrued expenses and income taxes                         (698,011)        540,001
                                                               ------------    ------------
Net cash provided by operations                                     209,598       1,755,664
                                                               ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                         (108,717)       (447,045)
      Acquisitions, net of cash acquired                        (17,685,226)    (21,034,379)
      Patents and intangibles                                       (19,051)         (5,506)
                                                               ------------    ------------
Net cash used by investing activities                           (17,812,994)    (21,486,930)
                                                               ------------    ------------
Cash flows from financing activities:
      Sale of common stock, net of expenses                               0       2,680,450
      Net proceeds from (payments on) credit facility            17,478,000      11,350,800
                                                               ------------    ------------

Net cash provided by financing activities                        17,478,000      14,031,250
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents        (18,269)        (18,835)

Net decrease in cash and cash equivalents                          (143,665)     (5,718,851)

Cash and cash equivalents at beginning of period                    173,936       6,493,570
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $     30,271    $    774,719
                                                               ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

1.   Unaudited information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-Q should refer to the Company's 10-KSB for the year ended December 31, 1999 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results for a full year.

2.   Revenue Recognition

     The company recognizes revenue at the time its products are shipped, or by the percentage of completion method of accounting for those projects where the build to install timeline is of longer duration.

3.    Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of March 31, 2000 and December 31, 1999, consists of the following:


                                               March 31, 2000  December 31, 1999
                                               --------------  -----------------

         Raw materials and component parts        $3,484,931       $2,116,864
         Work in progress                          3,925,601        2,187,413
         Finished goods                              708,165          833,514
                                                  ----------       ----------

                                                  $8,118,697       $5,137,791
                                                  ==========       ==========

4.   Credit Facility:

     On March 1, 2000, the Company increased its secured line of credit to $40.0 million from $15.0 million. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" (8.47% at March 31, 2000). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was a balance outstanding of $31,487,000 as of March 31, 2000.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)


5.   Acquisitions:

     Acquisition of SCS Interactive:

     Effective March 1, 2000, the Company purchased 100% of the common stock of SCS Interactive, Inc., ("SCS"), a provider of interactive water play products located in Tillamook, Oregon. Results of operations of SCS were included in the Company's consolidated statement of income beginning on the effective date of the transaction.

     The purchase price consisted of cash and Koala Corporation common stock. A cash payment of $18,052,903 was made at closing, which was based on the cash component of the purchase price less holdbacks equal to $2,181,097. The cash component was financed primarily from an advance on the Company's line of credit in the amount of approximately $18,000,000. The stock component will result in the issuance of 425,758 shares of Koala common stock. In addition, costs of approximately $400,000 were incurred in connection with this acquisition. Initial consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to patents, other intellectual property and goodwill.

     The pro forma unaudited results of operations of the Company for the three months ended March 31, 2000 and 1999 assuming consummation of the purchase of SCS as of January 1, 2000 and 1999 are as follows:

                                                            March 31,
                                                     2000              1999
                                                     -----             ----

          Sales                                   $14,816,476      $11,707,429

          Net income                               $1,327,518       $1,004,929

          Net income per share - diluted                $0.19            $0.15



6.    Business Segments:

     The Company operates two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

     The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair and activity products. All of these products are manufactured by sub-contractors, except for Superior Foam, whose products are manufactured by the Company at its facility located in Texas. All products are sold either direct to the customer or through distributors.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)

6.    Business Segments: (Continued)

     The Company's modular play equipment includes both indoor, outdoor and water play equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor and water play equipment, however, custom modifications are often made to accommodate the customers' needs and desires. These products are manufactured by the Company at its facilities located in British Columbia, Florida, Oregon and New York. These products are sold direct to the customer and through manufacturers' representatives/dealers.

     The Company evaluates the performance of its segments based primarily on operating profit before amortization of acquisition intangibles, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders' relations costs. The following table presents sales and other financial information by business segment:

        ------------------------------------------------------------------------
                                 March 31, 2000
        ------------------------------------------------------------------------

                                   Convenience         Modular
                                   and Activity         Play            Total
                                     Products         Equipment
                                   ---------------------------------------------
        Sales                      $ 4,251,853      $ 7,227,854      $11,479,707
        Operating income             1,302,196        1,079,186        2,381,382
        Capital expenditures            42,384           66,333          108,717
        Total assets                18,933,401       58,789,609       77,723,010

        ------------------------------------------------------------------------
                                 March 31, 2000
        ------------------------------------------------------------------------

                                   Convenience         Modular
                                   and Activity         Play            Total
                                     Products         Equipment
                                   ---------------------------------------------
        Sales                      $ 3,178,432      $ 4,120,995      $ 7,299,427
        Operating income               997,358          615,728        1,613,086
        Capital expenditures           418,300           28,745          447,045
        Total assets                15,352,931       27,831,269       43,184,200

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a major product, the Koala Bear Kare(R) Baby Changing Station; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on Mark Betker, its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; its dependence on suppliers for manufacture of some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; government regulations including those promulgated by the consumer products safety commission; and potential product liability risk associated with its existing and future products.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Koala Corporation is a leading designer, producer and worldwide marketer of innovative commercial products, systems and solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, children's activity products and children's modular play equipment. The Koala Bear Kare Baby Changing Station, the Company's flagship product, has been installed in thousands of public restrooms worldwide. The Baby Changing Station has provided the foundation for the Company's growth and brand name recognition.

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

Business Segments

The Company's sales are derived from two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment.

The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair and activity products. These products are sold direct and through distribution. The Company recognizes sales of products from this business segment at the time the products are shipped, or by the percentage of completion method of accounting for those projects where the build to install timeline is of longer duration.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segments (continued)

The Company's modular play equipment includes both indoor and outdoor equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers needs and desires. These products are manufactured by the Company at its facilities located in British Columbia, Florida, Oregon and New York. These products are sold direct and through manufacturers' representatives/dealers. The company recognizes revenue at the time its products are shipped, or by the percentage of completion method of accounting for those projects where the build to install timeline is of longer duration.

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

Recent Acquisition

Acquisition of SCS Interactive:

Effective March 1, 2000, the Company purchased 100% of the common stock of SCS Interactive, Inc., a provider of interactive and modular water play products located in Tillamook, Oregon for cash and stock consideration of $25.7 million.

SCS products are primarily marketed and sold to amusement and water parks. The SCS acquisition further broadens the Company's product lines and complements the Company's 1998 and 1999 acquisitions of Park Structures and Superior Foam. The acquisition also affords the Company an opportunity to sell its convenience and children's activity products into new markets. SCS product line is included in the children's modular play equipment business segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

Sales increased 57% to $ 11,479,707 for the first quarter of 2000 compared to $7,299,427 for the first quarter of 1999. Convenience and activity product segment sales increased 34% to $4,251,853 for the three months ended March 31, 2000 compared to $3,178,432 for the three months ended March 31, 1999. Sales by Smart Products and Superior Foam were included in this segment as of September 1, 1999, and March 1, 1999, respectively, the effective date of each purchase. Modular play equipment segment sales increased 75% to $7,227,854 for the first quarter of 2000 compared to $4,120,995 for the first quarter of 1999. The inclusion of SCS Interactive for one month in the first quarter of 2000 contributed to the increase.

Gross profit for the first quarter of 2000 was $5,704,921 (50% of sales) compared with $3,693,452 (51% of sales) for the first quarter of 1999. The gross profit percentage for the first quarter 2000 decreased from the gross profit achieved for first quarter 1999 primarily because of the increase in the proportional mix of modular play equipment sales, which historically have lower margins than the convenience and activity products.

Selling, general and administrative expenses increased for the first quarter of 2000 to $2,971,928 (26% of sales) from $1,852,239 (25% of sales) for the same period in 1999. Sales and marketing expenses increased $591,062 to $1,647,338 for the first quarter of 2000 compared to $1,056,276 for the first quarter of 1999. This increase was due primarily to the inclusion of SCS Interactive, Smart Products, Superior Foam, and the higher level of sales achieved. General and administrative expenses increased $559,030 to $1,324,590 for the first quarter of 2000 compared to $765,560 for the first quarter of 1999. The increase in general and administrative expense was primarily the result of the inclusion of SCS Interactive, Smart Products, and Superior Foam.

Net income for the first quarter of 2000 was $1,263,137 (11% of sales) compared with $948,677 (13% of sales) for the first quarter of 1999. This represents a 33% increase in net income. The historically lower margins from SCS Interactive, Park Structures and Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the first quarter of 2000 increased 22% compared to the first quarter of 1999. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 580,976 shares.

Liquidity and Capital Resources

The Company's free cash flow, defined as net income plus non-cash items, increased by $512,483 to $1,807,906 for the three months ended March 31, 2000 from $1,295,423 for the three months ended March 31, 1999. The Company finances its business activities primarily from cash provided by operating activities. Cash provided by operating activities for the three months ended March 31, 2000 and 1999 was $209,598 and $1,755,664, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 is due primarily to the integration of SCS Interactive into Koala Corporation and a combination of an increase in prepaids and inventory, and a decrease in accrued liabilities. The Company continued its investment in inventory to support the sales growth, also resulting in a corresponding increase in accounts payable. The Company historically incurs significant expenditures for prepaid advertising in the first quarter of the calendar year. These expenditures are for catalogs, brochures, other print material, trade shows and media advertising that will be utilized throughout the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

Working capital as of March 31, 2000 and December 31, 1999 was $13,260,567 and $12,629,482, respectively, and cash balances were $30,271 and $173,936 at the same dates. The low cash balances are due to the Company's practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

The Company has used its operating cash flow primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used by investing activities was $17,812,994 and $21,486,930 for the three months ended March 31, 2000 and 1999, respectively. During the first quarter of 2000, the Company utilized all of its cash on hand and the credit facility to purchase the stock of SCS Interactive. In 1999, the Company utilized all of its cash on hand and the credit facility to pay the note payable related to the purchase of the children's modular play equipment assets, the commercial foam product assets, and the additional convenience assets. The Company also invested approximately $400,000 in the first quarter of 1999 for the data and telecommunications infrastructure utilized in the new KoalaTel tele-sales facility. The Company does not anticipate any significant capital expenditures in the near future.

The Company increased its secured line of credit to $40.0 million from $15.0 million on March 1, 2000. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" (8.47% at March 31, 2000). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was $31,487,000 outstanding under the credit facility as of March 31, 2000.

                           PART II - OTHER INFORMATION


Item 1 - 5.  None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)   Exhibits

                  Exhibit 27.1  March 31, 2000 Financial Data Schedule.


         (b)   Reports on Form 8-K

                  On March 15, 2000, the Company filed a Form 8-K under Item 2 and Item 7 for the acquisition of SCS Interactive, Inc.





                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

May 15, 2000                        /s/Mark A. Betker
------------                        ---------------------------
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


May 15, 2000                        /s/Jeffrey L. Vigil
------------                        ----------------------------
                                    Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)