Form 10-Q
period 2000-06-30
KOALA CORP /CO/
filed 2000-08-14
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June  30, 2000
                                         --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period from _____________ to _____________

                         Commission file number 0-22464
                                                -------

                                KOALA CORPORATION
                           --------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

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

                  --------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value, as of August 14, 2000 was 6,822,886 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
KOALA CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                                                           June 30,       December 31,
                                                                             2000            1999
                                                                             ----            ----
                                                                         (unaudited)
                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                              $    422,870    $    173,936
  Accounts receivable, trade ( less allowance for doubtful accounts
     of $146,078 in 2000 and $131,030 in 1999)                             10,001,351       9,234,685
  Income tax refund receivable                                              1,611,960            --
  Inventories                                                               8,421,510       5,137,791
  Prepaid expenses and other                                                2,740,179       1,249,384
                                                                         ------------    ------------
     Total current assets                                                  23,197,870      15,795,796
                                                                         ------------    ------------
Property and equipment, net                                                 4,179,897       3,213,980
Identifiable intangible assets (net of accumulated amortization
 of $1,980,679  in 2000 and $1,371,326 in 1999)                            28,978,079      18,709,242
Goodwill (net of accumulated amortization
  of $697,477  in 2000 and $381,019 in 1999)                               22,810,654      10,839,282
                                                                         ------------    ------------
                                                                         $ 79,166,500    $ 48,558,300
                                                                         ============    ============
                       LIABILITIES & SHAREHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities:
  Accounts payable                                                       $  3,762,369    $  2,210,583
  Accrued expenses                                                          2,844,600         955,731
                                                                         ------------    ------------
     Total current liabilities                                              6,606,969       3,166,314
                                                                         ------------    ------------
Long Term Liabilities:
  Deferred income taxes and other                                           1,141,587       1,086,270
  Credit facility                                                          33,238,000      13,979,000
                                                                         ------------    ------------
     Total long term liabilities                                           34,379,587      15,065,270
                                                                         ------------    ------------
Total liabilities                                                          40,986,556      18,231,584
                                                                         ------------    ------------
Commitments and contingencies
Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     no shares issued and outstanding                                            --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding (6,822,886 in 2000 and  6,397,128 in 1999)        682,289         639,713
  Note receivable from officer                                               (648,505)       (383,505)
  Additional paid-in capital                                               19,611,718      14,596,294
  Accumulated other comprehensive income (loss)                              (116,927)        (31,038)
  Retained earnings                                                        18,651,369      15,505,252
                                                                         ------------    ------------
 Total shareholders' equity                                                38,179,944      30,326,716
                                                                         ------------    ------------
                                                                         $ 79,166,500    $ 48,558,300
                                                                         ============    ============

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                      2000             1999              2000              1999
                                                      ----             ----              ----              ----
Sales                                             $17,162,269      $9,150,995        $28,641,976       $16,450,422
Cost of sales                                       9,166,464       4,397,635         14,941,250         8,003,610
                                                  -----------      ----------        -----------       -----------
Gross profit                                        7,995,805       4,753,360         13,700,726         8,446,812
Selling, general and administrative expenses        3,854,622       2,315,261          6,826,550         4,137,097
Amortization of intangibles                           572,492         255,549            924,103           514,079
                                                  -----------      ----------        -----------       -----------
Income from operations                              3,568,691       2,182,550          5,950,073         3,795,636
Other (income) expense:
  Interest expense                                    762,349         245,920          1,193,572           354,479
  Other income and expense                           (206,842)        (25,949)          (277,702)            7,763
                                                  -----------      ----------        -----------       -----------
Income before income taxes                          3,013,184       1,962,579          5,034,203         3,433,394
Provision for income taxes                          1,129,944         696,716          1,887,826         1,218,854
                                                  -----------      ----------        -----------       -----------
Net income                                         $1,883,240      $1,265,863         $3,146,377        $2,214,540
                                                  ===========      ==========        ===========       ===========
Net income per share - basic                            $0.28           $0.20              $0.47             $0.36
                                                  ===========      ==========        ===========       ===========
Net income per share - diluted                          $0.27           $0.19              $0.45             $0.35
                                                  ===========      ==========        ===========       ===========
Weighted average shares outstanding - basic         6,822,886       6,310,298          6,680,967         6,146,510
                                                  ===========      ==========        ===========       ===========
Weighted average shares outstanding - diluted       7,099,309       6,569,316          6,936,796         6,381,312
                                                  ===========      ==========        ===========       ===========


           See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                Six Months Ended June 30,
                                                                                2000                  1999
                                                                                ----                  ----
Cash flows from operating activities:
  Net income                                                                $3,146,377            $2,214,540
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                             431,910               248,407
      Amortization                                                             924,103               514,079

      Increase in operating assets:
         Accounts receivable, trade                                           (410,967)             (490,792)
         Inventories                                                        (1,445,310)             (530,799)
         Prepaid expenses and other                                         (1,603,688)             (591,512)
      Increase in operating liabilities:
         Accounts payable                                                      721,470               (74,453)
         Accrued expenses and income taxes                                  (1,698,881)              391,308
                                                                           -----------           -----------
Net cash provided by operations                                                 65,014             1,680,778
                                                                           -----------           -----------
Cash flows from investing activities:
      Capital expenditures                                                    (762,719)             (627,146)
      Acquisitions, net of cash acquired                                   (17,862,997)          (21,265,992)
      Intangibles and other                                                   (363,475)              (14,364)
                                                                           -----------           -----------
Net cash used by investing activities                                      (18,989,191)          (21,907,502)
                                                                           -----------           -----------
Cash flows from financing activities:
     Sale of common stock, net of expenses                                           0             2,676,008
     Net proceeds from (payments on) credit facility                        19,259,000            11,328,202
                                                                           -----------           -----------
Net cash provided by financing activities                                   19,259,000            14,004,210
                                                                           -----------           -----------
Effect of exchange rate changes on cash and cash equivalents                   (85,889)             (187,973)
Net increase (decrease) in cash and cash equivalents                           248,934            (6,410,487)
Cash and cash equivalents at beginning of period                               173,936             6,493,570
                                                                           -----------           -----------
Cash and cash equivalents at end of period                                    $422,870               $83,083
                                                                           ===========           ===========

          See Notes to Condensed Consolidated Financial Statements

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of the results for a full year.

2.   Revenue Recognition

     The Company recognizes revenue at the time its products are shipped, or by the percentage of completion method of accounting for those projects where the build to install timeline is of longer duration.

3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of June 30, 2000 and December 31, 1999, consists of the following:

                                            June 30, 2000      December 31, 1999
                                            -------------      -----------------

       Raw materials and component parts      $3,882,382          $2,116,864
       Work in progress                        2,358,399           2,187,413
       Finished goods                          2,180,729             833,514
                                              ----------          ----------

                                              $8,421,510          $5,137,791
                                              ==========          ==========

4.   Credit Facility:

     On March 1, 2000, the Company increased its secured line of credit to $40.0 million. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" (9.25% at June 30, 2000). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was a balance outstanding of $33,238,000 as of June 30, 2000.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

     The purchase price consisted of cash and Koala Corporation common stock. A cash payment of $18,052,903 was made at closing, which was based on the cash component of the purchase price less holdbacks equal to $2,181,097. The cash component was financed primarily from an advance on the Company's line of credit in the amount of approximately $18,000,000. The stock component resulted in the issuance of 425,758 shares of Koala common stock. In addition, costs of approximately $600,000 were incurred in connection with this acquisition. Initial consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to patents, other intellectual property and goodwill.

     The pro forma unaudited results of operations of the Company for the six months ended June 30, 2000 and 1999 assuming consummation of the purchase of SCS as of January 1, 2000 and 1999 are as follows:


                                          Six Months ended      Six Months ended
                                           June 30, 2000          June 30, 1999
                                           -------------          -------------

            Sales                            $31,978,745            $26,604,534

            Net income                       $ 3,271,022            $ 2,468,991

            Net income per share-diluted     $      0.45            $      0.36


6.   Business Segments:

     The Company operates two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

     The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, safety straps for shopping carts and activity products. All of these products are manufactured by sub-contractors, except for Superior Foam which is manufactured by the Company in Texas. These products are sold direct and through distribution.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

6.   Business Segments: (Continued)

     The Company's modular play equipment includes both indoor and outdoor equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers' needs and desires. These products are manufactured by the Company at its facilities located in British Columbia, Florida, Oregon and New York. These products are sold direct and through manufacturers' representatives/dealers.

     The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders' relations costs. The following table presents sales and other financial information by business segment:


        -------------------------------------------------------------------
                        Three Months Ended June 30, 2000
        -------------------------------------------------------------------

                                Convenience       Modular
                                and Activity       Play            Total
                                  Products       Equipment
                              ---------------------------------------------

        Sales                   $4,763,834     $12,398,435      $17,162,269

        Operating income         1,454,202       2,114,489        3,568,691

        Capital expenditures        72,883         581,119          654,002

        Total assets            17,893,428      61,273,072       79,166,500


        -------------------------------------------------------------------
                        Three Months Ended June 30, 1999
        -------------------------------------------------------------------

                                Convenience       Modular
                                and Activity       Play            Total
                                  Products       Equipment
                              ---------------------------------------------

        Sales                   $3,975,144       $5,175,851      $9,150,995

        Operating income         1,233,349          949,201       2,182,550

        Capital expenditures        98,391           83,971         182,362

        Total assets            15,492,591       28,630,009      44,122,600

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

6.     Business Segments: (Continued)

       --------------------------------------------------------------------
                        Six Months Ended June 30, 2000
       --------------------------------------------------------------------

                                Convenience       Modular
                                and Activity       Play            Total
                                  Products       Equipment
                              ---------------------------------------------

        Sales                  $ 9,015,687     $19,626,289      $28,641,976

        Operating income         2,756,398       3,193,675        5,950,073

        Capital expenditures       115,267         647,452          762,719

        Total assets            17,893,428      61,273,072       79,166,500


       --------------------------------------------------------------------
                        Six Months Ended June 30, 1999
       --------------------------------------------------------------------

                                Convenience       Modular
                                and Activity       Play            Total
                                  Products       Equipment
                              ---------------------------------------------

        Sales                  $ 7,153,576       $9,296,846      $16,450,422

        Operating income         2,210,707        1,584,929        3,795,636

        Capital expenditures       514,427          112,719          627,146

        Total assets            15,492,591       28,630,009       44,122,600

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

     The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, safety straps for shopping carts and activity products. These products are sold direct and through distribution. The Company recognizes sales of products from this business segment at the time the products are shipped, except for its Superior Foam division, which utilizes percentage of completion.

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

     Recent Acquisition

     Acquisition of SCS Interactive:

     On March 1, 2000, the Company purchased 100% of the common stock of SCS Interactive, Inc., a provider of interactive and modular water play products located in Tillamook, Oregon for cash and stock consideration of $25.7 million.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Three   Months  Ended  June  30,  2000  compared  to  Three   Months  Ended
     June 30, 1999


     Sales increased 88% to $17,162,269 for the three months ended June 30, 2000 compared to $9,150,995 for the three months ended June 30, 1999. Convenience and activity product segment sales increased 20% to $4,763,834 for the three months ended June 30, 2000 compared to $3,975,144 for the three months ended June 30, 1999. Sales by Smart Products and Superior Foam were included in this segment as of September 1, 1999, and March 1, 1999, respectively, the effective date of each purchase. Modular play equipment segment sales increased 140% to $12,398,435 for the second quarter of 2000 compared to $5,175,851 for the second quarter of 1999. The inclusion of SCS Interactive for the entire quarter contributed to the increase.

     Gross profit for the second quarter of 2000 was $7,995,805 (47% of sales) compared with $4,753,360 (52% of sales) for the second quarter of 1999. The gross profit percentage for the first quarter 2000 decreased from the gross profit percentage achieved for first quarter 1999 primarily because of the increase in the proportional mix of modular play equipment sales, which historically have lower margins than the convenience and activity products.

     Selling, general and administrative expenses increased for the second quarter of 2000 to $3,854,622 (22% of sales) from $2,315,261 (25% of sales)
     for the same  period  in  1999.  Sales  and  marketing  expenses  increased
     $585,487 to $1,765,934 for the second quarter of 2000 compared to $1,180,447 for the second quarter of 1999. This increase was due primarily to the inclusion of SCS Interactive, Smart Products, and the higher level of sales achieved. General and administrative expenses increased $953,874 to $2,088,688 for the second quarter of 2000 compared to $1,134,814 for the second quarter of 1999. The increase in general and administrative expense was primarily the result of the inclusion of SCS Interactive and Smart Products.

     Net income for the second quarter of 2000 was $1,883,240 (11% of sales) compared with $1,265,863 (14% of sales) for the second quarter of 1999. This represents a 49% increase in net income. The historically lower margins from SCS Interactive, Park Structures and Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the second quarter of 2000 increased 42% compared to the second quarter of 1999. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 529,993 shares.


     Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

     Sales increased 74% to $28,641,976 for the six months ended June 30, 2000 compared to $16,450,422 for the six months ended June 30, 1999. Convenience and activity product segment sales increased 26% to $9,015,687 for the six months ended June 30, 2000 compared to $7,153,576 for the six months ended June 30, 1999. Sales by Smart Products and Superior Foam were included in this segment as of September 1, 1999, and March 1, 1999, respectively, the effective date of each purchase. Modular play equipment segment sales increased 111% to $19,626,289 for the six months ended June 30, 2000 compared to $9,296,846 for the six months ended June 30, 1999. The inclusion of SCS Interactive since March 1, 2000 contributed to the increase.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations (Continued)

     Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

     Gross profit for the six months ended June 30, 2000 was $13,700,726 (48% of sales) compared with $8,446,812 (51% of sales) for the six months ended June 30, 1999. The gross profit percentage for the six months ended June 30, 2000 decreased from the gross profit percentage achieved for the six months ended June 30, 1999 primarily because of the increase in the proportional mix of modular play equipment sales, which historically have lower margins than the convenience and activity products.

     Selling, general and administrative expenses increased for the six months ended June 30, 2000 to $6,826,550 (24% of sales) from $4,137,097 (25% of sales) for the same period in 1999. Sales and marketing expenses increased $1,176,549 to $3,413,272 for the six months ended June 30, 2000 compared to $2,236,723 for the same period in 1999. This increase was due primarily to the inclusion of SCS Interactive, Smart Products, and the higher level of sales achieved. General and administrative expenses increased $1,512,904 to $3,413,278 for the six months ended June 30, 2000 compared to $1,900,374 for the same period in 1999. The increase in general and administrative expense was primarily the result of the inclusion of SCS Interactive and Smart Products.

     Net income for the six months ended June 30, 2000 was $3,146,377 (11% of sales) compared with $2,214,540 (14% of sales) for the six months ended
     June 30, 1999. This represents a 42% increase in net income. The historically lower margins from SCS Interactive, Park Structures and Delta's sales contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the six months ended June 30, 2000 increased 29% compared to the six months ended June 30, 1999. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 555,484 shares.


     Liquidity and Capital Resources

     The Company's free cash flow, defined as net income plus non-cash items, increased by $1,525,364 to $4,502,390 for the six months ended June 30, 2000 from $2,977,026 for the six months ended June 30, 1999. The Company finances its business activities primarily from cash provided by operating activities and from borrowings on its credit facility. Cash provided by operating activities for the six months ended June 30, 2000 and 1999 was $65,014 and $1,680,778, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 is due primarily to the integration of SCS Interactive into Koala Corporation and a combination of an increase in prepaid assets and inventory, and a decrease in accrued liabilities. The decrease in accrued liabilities was the result of a combination of the payment of two estimated tax installlments (April and June) totalling $1,390,000 and the recognition of unearned revenue for several large SCS Interactive jobs during the quarter. The Company continued its investment in inventory and prepaid advertising to support the sales growth. The Company historically incurs significant expenditures for prepaid advertising in the first half of the calendar year. These expenditures are for catalogs, brochures, other print material, trade shows and media advertising that will be utilized throughout the year and charged to expense by year end.

     At June 30, 2000 and December 31, 1999, working capital was $16,590,901 and $12,629,482, and cash balances were $422,870 and $173,936, respectively. The low cash balances are due to the Company's practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources (Continued)


     The Company has used its operating cash flow and its credit facility primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used by investing activities was $18,989,191 and $21,907,502 for the six months ended June 30, 2000 and 1999, respectively. During the first quarter of 2000, the Company utilized all of its cash on hand and the credit facility to purchase the stock of SCS Interactive. In 1999, the Company utilized all of its cash on hand and the credit facility to pay the note payable related to the purchase of the children's modular play equipment assets, the commercial foam product assets, and the additional convenience assets. The Company also invested approximately $400,000 in the first quarter of 1999 for the data and telecommunications infrastructure utilized in the new KoalaTel tele-sales facility.

     The Company obtained a $40.0 million secured line of credit on March 1, 2000. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" (9.25% at June 30, 2000). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was $33,238,000 outstanding under the credit facility as of June 30, 2000.


                           PART II - OTHER INFORMATION

     Item 1 - 3. None


     Item  4.   Submission   of   Matters   to  a  Vote  of   Security   Holders
                ----------------------------------------------------------------

                On April 26, 2000, the Company held its Annual Meeting of Shareholders. At such meeting, The Company's shareholders ( i ) elected four directors to serve until the Company's next annual meeting; ( ii ) approved the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the year ended December 31, 2000. The number of votes cast in matters is set forth below:

    1.       Election of Directors
                                       VOTES AGAINST                    BROKER
    NAME                  VOTES FOR     OR WITHHELD     ABSTENTIONS    NON-VOTES
    ----------------------------------------------------------------------------

    Mark Betker           4,558,619      8,393              0             0

    Michael C. Franson    4,558,619      8,393              0             0

    John T.
    Pfannenstein          4,558,619      8,393              0             0

    Ellen S.
    Robinson              4,558,619      8,393              0             0

     Item 4.  Submission  of Matters to a Vote of Security  Holders  (Continued)
              ------------------------------------------------------------------

     2.       Approval of Appointment of Ernst & Young LLP

              Votes For      Votes Against     Abstentions      Broker Non-Votes
                              or Withheld
              ---------      -------------     -----------      ----------------

              4,554,136          6,529            6,347                0


     Item 5. None

     Item 6. Exhibits and Reports on Form 8-K
             ---------------------------------

         (a)   Exhibits

                  Exhibit 27.1  June 30, 2000 Financial Data Schedule.


         (b)      Reports on Form 8-K

                  On May 15, 2000, the registrant filed a Form 8-K/A amending a Form 8-K dated March 1, 2000. The Form 8-K/A reported items 2 and 7.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

August 14, 2000                     /s/Mark A. Betker
---------------                     -----------------
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


August 14, 2000                     /s/Jeffrey L. Vigil
---------------                     -------------------
                                    Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)