Form 10-Q
period 2000-09-30
KOALA CORP /CO/
filed 2000-11-14
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                               -------------------

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from __________ to __________

                         Commission file number 0-22464
                                               ---------

                                KOALA CORPORATION
                           --------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

         Colorado                                    84-1238908
------------------------------------        ------------------------------------
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

     ----------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value, as of November 14, 2000 was 6,872,331 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

KOALA CORPORATION

-----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                         September 30,    December 31,
                                                                             2000            1999
                                                                         ------------    ------------
                                   ASSETS
                                   ------
Current Assets:
  Cash and cash equivalents                                              $    395,952    $    173,936
  Accounts receivable, trade ( less allowance for doubtful accounts
     of $190,445 in 2000 and $131,030 in 1999)                             14,285,962       9,234,685
  Income tax refund receivable                                              1,466,980            --
  Inventories                                                               9,793,152       5,137,791
  Prepaid expenses and other                                                2,092,223       1,249,384
                                                                         ------------    ------------
     Total current assets                                                  28,034,269      15,795,796
                                                                         ------------    ------------
Property and equipment, net                                                 4,231,120       3,213,980
Identifiable intangible assets (net of accumulated amortization
  of $2,317,977  in 2000 and $1,371,326 in 1999)                           28,558,879      18,709,242
Goodwill (net of accumulated amortization
  of $951,097  in 2000 and $381,019 in 1999)                               28,198,732      10,839,282
                                                                         ------------    ------------
                                                                         $ 89,023,000    $ 48,558,300
                                                                         ============    ============

                     LIABILITIES & SHAREHOLDERS' EQUITY
                     ----------------------------------

Current Liabilities:
  Accounts payable                                                       $  5,508,967    $  2,210,583
  Accrued expenses                                                          4,377,097         955,731
                                                                         ------------    ------------
     Total current liabilities                                              9,886,064       3,166,314
                                                                         ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other                                           1,195,210       1,086,270
  Credit facility                                                          37,525,000      13,979,000
                                                                         ------------    ------------
     Total long term liabilities                                           38,720,210      15,065,270
                                                                         ------------    ------------

Total liabilities                                                          48,606,274      18,231,584
                                                                         ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     no shares issued and outstanding                                            --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding (6,872,331 in 2000 and  6,397,128 in 1999)        687,233         639,713
  Note receivable from officer                                               (659,505)       (383,505)
  Additional paid-in capital                                               20,256,514      14,596,294
  Accumulated other comprehensive income (loss)                               (86,539)        (31,038)
  Retained earnings                                                        20,219,023      15,505,252
                                                                         ------------    ------------
 Total shareholders' equity                                                40,416,726      30,326,716
                                                                         ------------    ------------
                                                                         $ 89,023,000    $ 48,558,300
                                                                         ============    ============

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION

-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                           September 30,
                                                       --------------------------------       --------------------------------
                                                            2000               1999               2000                1999
                                                       ------------        ------------       ------------        ------------
Sales                                                  $ 16,399,356        $ 10,544,330       $ 45,041,332        $ 26,994,752

Cost of sales                                             8,277,459           5,243,362         23,218,709          13,246,972
                                                       ------------        ------------       ------------        ------------
Gross profit                                              8,121,897           5,300,968         21,822,623          13,747,780

Selling, general and administrative expenses              4,223,872           2,528,448         11,050,422           6,665,545
Amortization of intangibles                                 605,925             230,335          1,530,028             744,414
                                                       ------------        ------------       ------------        ------------
Income from operations                                    3,292,100           2,542,185          9,242,173           6,337,821

Other (income) expense:
  Interest expense                                          841,814             250,280          2,035,386             499,200
  Other income and expense                                  (57,545)              2,153           (335,247)            115,475
                                                       ------------        ------------       ------------        ------------
Income before income taxes                                2,507,831           2,289,752          7,542,034           5,723,146
Provision for income taxes                                  940,437             812,861          2,828,263           2,031,715
                                                       ------------        ------------       ------------        ------------
Net income                                             $  1,567,394        $  1,476,891       $  4,713,771        $  3,691,431
                                                       ============        ============       ============        ============

Net income per share - basic                           $       0.23        $       0.23       $       0.70        $       0.59
                                                       ============        ============       ============        ============

Net income per share - diluted                         $       0.22        $       0.22       $       0.67        $       0.57
                                                       ============        ============       ============        ============

Weighted average shares outstanding - basic               6,843,763           6,345,316          6,735,232           6,212,778
                                                       ============        ============       ============        ============

Weighted average shares outstanding - diluted             7,107,288           6,635,032          6,988,949           6,465,884
                                                       ============        ============       ============        ============

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION

--------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            Nine Months Ended
                                                                               September 30,
                                                                    ------------------------------------
                                                                         2000                   1999
                                                                    ------------            ------------
Cash flows from operating activities:
  Net income                                                        $  4,713,771            $  3,691,431
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                       621,673                 382,383
      Amortization                                                     1,530,028                 744,414

      Increase in operating assets:
         Accounts receivable, trade                                   (2,496,439)             (1,449,832)
         Inventories                                                  (2,920,506)               (924,418)
         Prepaid expenses and other                                     (656,405)               (583,500)
      Increase in operating liabilities:
         Accounts payable                                                190,937                  94,144
         Accrued expenses and income taxes                               571,890                 776,571
                                                                    ------------            ------------
Net cash provided by operations                                        1,554,949               2,731,193
                                                                    ------------            ------------

Cash flows from investing activities:
      Capital expenditures                                              (905,896)               (820,165)
      Acquisitions, net of cash acquired                             (23,539,481)            (23,664,419)
      Intangibles and other                                             (335,124)                (63,827)
                                                                    ------------            ------------
Net cash used by investing activities                                (24,780,501)            (24,548,411)
                                                                    ------------            ------------

Cash flows from financing activities:
     Net proceeds from (payments on) credit facility                  23,546,000              13,152,202
     Sale of common stock, net of expenses                                     0               2,676,008
                                                                    ------------            ------------
Net cash provided by financing activities                             23,546,000              15,828,210
                                                                    ------------            ------------

Effect of exchange rate changes on cash and cash equivalents             (98,432)               (178,481)

Net increase (decrease) in cash and cash equivalents                     222,016              (6,167,489)

Cash and cash equivalents at beginning of period                         173,936               6,493,570
                                                                    ------------            ------------
Cash and cash equivalents at end of period                          $    395,952            $    326,081
                                                                    ============            ============

            See Notes to Condensed Consolidated Financial Statements

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

1.   Unaudited information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-Q should refer to the Company's 10-KSB for the year ended December 31, 1999 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results for a full year.

2.   Revenue Recognition

     The Company recognizes revenue at the time its products are shipped, or by the percentage of completion method of accounting for those projects where the build to install timeline is of longer duration.

3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of September 30, 2000 and December 31, 1999, consists of the following:


                                           September 30, 2000  December 31, 1999
                                           ------------------  -----------------

        Raw materials and component parts      $3,835,170       $ 2,116,864
        Work in progress                        2,963,859         2,187,413
        Finished goods                          2,994,123           833,514
                                               ----------       -----------
                                               $9,793,152       $ 5,137,791
                                               ==========       ===========

4.   Credit Facility:

     On March 1, 2000, the Company increased its secured line of credit to $40.0 million. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" (9.22% at September 30, 2000). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was a balance outstanding of $37,525,000 as of September 30, 2000.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)


5.   Acquisitions:

     Acquisition of Fibar:

     Effective August 23, 2000, the Company purchased the assets of Fibar, Inc. ("Fibar"). Fibar is an Armonk, New York based provider of surfacing solutions for playgrounds. Results of operations of Fibar were included in the Company's consolidated statement of income beginning on the effective date of the transaction.


     Acquisition of SCS Interactive:

     Effective March 1, 2000, the Company purchased 100% of the common stock of SCS Interactive, Inc. ("SCS"), a provider of interactive water play products located in Tillamook, Oregon. Results of operations of SCS were included in the Company's consolidated statement of income beginning on the effective date of the transaction.

     The purchase price consisted of cash and Koala Corporation common stock. A cash payment of $18,052,903 was made at closing, which was based on the cash component of the purchase price less holdbacks equal to $2,181,097. The cash component was financed primarily from an advance on the Company's line of credit in the amount of approximately $18,000,000. The stock component resulted in the issuance of 425,761 shares of Koala common stock valued at $5,058,000. In addition, costs of approximately $400,000 were incurred in connection with this acquisition. Initial consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to patents, other intellectual property and goodwill.

     The pro forma unaudited results of operations of the Company for the nine months ended September 30, 2000 and 1999 assuming consummation of the purchase of SCS as of January 1, 2000 and 1999 are as follows:

                                          Nine Months ended   Nine Months ended
                                          September 30, 2000  September 30, 1999
                                          ------------------  ------------------

           Sales                             $ 48,378,101       $ 40,329,728
           Net income                        $  4,888,590       $  3,923,324
           Net income per share - diluted    $       0.67       $       0.57


6.   Business Segments:

     The Company operates two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

6.   Business Segments (Continued):

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

     The Company's modular play equipment includes indoor/outdoor play equipment and playground surfacing materials. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers' needs and desires. These products are manufactured by the Company at its facilities located in British Columbia, Florida and Oregon. The playground surfacing materials are manufactured by a national network of sub-contractors. These products are sold direct and through manufacturers' representatives/dealers.

     The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders relations costs. The following table presents sales and other financial information by business segment:


 -------------------------------------------------------------------------------
                      Three Months Ended September 30, 2000
 -------------------------------------------------------------------------------

                                 Convenience      Modular Play
                                 and Activity      Equipment          Total
                                   Products
                                ---------------  --------------   --------------

         Sales                    $ 3,830,188     $ 12,569,168     $ 16,399,356
         Operating income           1,030,845        2,261,255        3,292,100
         Capital expenditures          44,449           98,728          143,177
         Total assets              18,815,756       70,207,244       89,023,000


 -------------------------------------------------------------------------------
                      Three Months Ended September 30, 1999
 -------------------------------------------------------------------------------

                                 Convenience      Modular Play
                                 and Activity      Equipment          Total
                                   Products
                                ---------------  --------------   --------------

         Sales                    $ 4,198,132      $ 6,346,198     $ 10,544,330
         Operating income           1,249,131        1,293,054        2,542,185
         Capital expenditures         126,849           66,170          193,019
         Total assets              17,454,506       29,533,044       46,987,550

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)


6.    Business Segments: (Continued)


--------------------------------------------------------------------------------
                      Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

                                 Convenience      Modular Play
                                 and Activity      Equipment          Total
                                   Products
                                ---------------  --------------   --------------

         Sales                    $ 12,845,875     $ 32,195,457     $ 45,041,332
         Operating income            3,787,244        5,454,929        9,242,173
         Capital expenditures          159,716          746,180          905,896
         Total assets               18,815,756       70,207,244       89,023,000



--------------------------------------------------------------------------------
                      Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------

                                 Convenience      Modular Play
                                 and Activity      Equipment          Total
                                   Products
                                ---------------  --------------   --------------

         Sales                    $ 11,351,708     $ 15,643,044     $ 26,994,752
         Operating income            3,479,838        2,857,983        6,337,821
         Capital expenditures          641,276          178,889          820,165
         Total assets               17,454,506       29,533,044       46,987,550

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a major product, the Koala Bear Kare(R) Baby Changing Station; the uncertainties associated with sales fluctuations and customer order patterns; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on Mark Betker, its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; its dependence on suppliers for manufacture of some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; government regulations including those promulgated by the consumer products safety commission; and potential product liability risk associated with its existing and future products. See "Risk Factors" in Form 10-KSB for the year ended December 31, 1999.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segments (Continued)

The Company's modular play equipment includes indoor/outdoor play equipment and playground surfacing materials. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers needs and desires. These products are manufactured by the Company at its facilities located in British Columbia, Florida and Oregon. The playground surfacing materials are manufactured by a national network of sub-contractors. These products are sold direct and through manufacturers' representatives/dealers. The Company recognizes revenue at the time its products are shipped, or by the percentage of completion method of accounting for those projects where the build to install timeline is of longer duration.

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


Recent Acquisitions


Acquisition of Fibar:

On August 23, 2000, the Company purchased the assets of Fibar, Inc. ("Fibar"), a provider of playground surfacing materials based in Armonk, New York.

Fibar's surfacing systems use engineered wood fibers that creates a soft, shock-absorbing surface around playground equipment. Fibar's products provide an economical, high quality solution for schools, parks, and neighborhoods that need to meet rigorous safety standards. These products are primarily marketed and sold through manufacturers representatives. The Fibar acquisition further broadens the Company's products lines and complements the Company's outdoor play equipment division. Fibar's product line is included in the children's modular play equipment business segment.


Acquisition of SCS Interactive:

On March 1, 2000, the Company purchased 100% of the common stock of SCS Interactive, Inc. ("SCS"), a provider of interactive and modular water play products located in Tillamook, Oregon for cash and stock consideration of $25.7 million.

SCS products are primarily marketed and sold to amusement and water parks. The SCS acquisition further broadens the Company's product lines and complements the Company's 1998 and 1999 acquisitions of Park Structures and Superior Foam. The acquisition also affords the Company an opportunity to sell its convenience and children's activity products into new markets. The SCS product line is included in the children's modular play equipment business segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

Sales increased 56% to $16,399,356 for the three months ended September 30, 2000 compared to $10,544,330 for the three months ended September 30, 1999. Convenience and activity product segment sales decreased 9% to $3,830,188 for the three months ended September 30, 2000 compared to $4,198,132 for the three months ended September 30, 1999. The decrease was primarily due to the Company's inability to close, produce and ship several large orders received near the end of the quarter. Modular play equipment segment sales increased 98% to $12,569,168 for the third quarter of 2000 compared to $6,346,198 for the third quarter of 1999. The inclusion of SCS and Fibar in this segment contributed to the increase.

Gross profit for the third quarter of 2000 was $8,121,897 (50% of sales) compared with $5,300,968 (50% of sales) for the third quarter of 1999. Despite an increase in the proportional amount of sales from the modular play segment, which has historically lower margins, the gross profit percentage for the third quarter 2000 remained unchanged from the gross profit percentage achieved for third quarter 1999. This was due primarily to the inclusion of Fibar, which contributed slightly higher margins in the third quarter of 2000 compared to the other divisions included in the modular play segment.

Selling, general and administrative expenses increased for the third quarter of 2000 to $4,223,872 (26% of sales) from $2,528,448 (24% of sales) for the same period in 1999. Sales and marketing expenses increased $482,507 to $1,799,315 for the third quarter of 2000 compared to $1,316,808 for the third quarter of 1999. This increase was due primarily to the inclusion of Fibar, SCS Interactive, and the higher level of sales achieved. General and administrative expenses increased $1,212,917 to $2,424,557 for the third quarter of 2000 compared to $1,211,640 for the third quarter of 1999. The increase in general and administrative expense was primarily the result of the inclusion of Fibar and SCS as well the higher level of sales achieved.

Net income increased 6% in the third quarter of 2000 to $1,567,394 (10% of sales) from $1,476,891 (14% of sales) for the third quarter of 1999. The historically lower operating margins on sales from the modular play segment contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the third quarter of 2000 remained unchanged compared to the third quarter of 1999. The percentage of net income per share (assuming dilution) was lower than the percentage increase in net income primarily due to the increase of the weighted average number of shares outstanding of 472,256 shares. These additional shares are primarily attributable to the shares issued for the acquisitions of SCS and Fibar.


Nine Months Ended September 30, 2000 compared to NIne Months Ended September 30, 1999

Sales increased 67% to $45,041,332 for the nine months ended September 30, 2000 compared to $26,994,752 for the nine months ended September 30, 1999. Convenience and activity product segment sales increased 13% to $12,845,875 for the nine months ended September 30, 2000 compared to $11,351,708 for the nine months ended September 30, 1999. Sales by Smart Products and Superior Foam were included in this segment as of September 1, 1999 and March 1, 1999, respectively, the effective date of each purchase. Modular play equipment segment sales increased 106% to $32,195,457 for the nine months ended September 30, 2000 compared to $15,643,044 for the nine months ended September 30, 1999. The inclusion of Fibar and SCS contributed to the increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Nine Months Ended September 30, 2000 compared to NIne Months Ended September 30, 1999

Gross profit for the nine months ended September 30, 2000 was $21,822,623 (48% of sales) compared with $13,747,780 (51% of sales) for the nine months ended September 30, 1999. The gross profit percentage for the nine months ended September 30, 2000 decreased from the gross profit percentage achieved for the nine months ended September 30, 1999 primarily because of the increase in the proportional mix of modular play equipment sales, which historically have lower margins than the convenience and activity products.

Selling, general and administrative expenses increased for the nine months ended September 30, 2000 to $11,050,422 (25% of sales) from $6,665,545 (25% of sales)
for the same period in 1999. Sales and marketing expenses increased $1,659,056 to $5,212,587 for the nine months ended September 30, 2000 compared to $3,553,531 for the same period in 1999. This increase was due primarily to the inclusion of Fibar, SCS, Smart Products, and the higher level of sales achieved. General and administrative expenses increased $2,725,821 to $5,837,835 for the nine months ended September 30, 2000 compared to $3,112,014 for the same period in 1999. The increase in general and administrative expense was primarily the result of the inclusion of Fibar, SCS and Smart Products.



Net income increased 28% for the nine months ended September 30, 2000 to $4,713,771 (10% of sales) from $3,691,431 (14% of sales) for the nine months ended September 30, 1999. The historically lower operating margins on sales from the modular play segment contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the nine months ended September 30, 2000 increased 18% compared to the nine months ended September 30, 1999. The percentage increase in net income per share (assuming dilution) was lower than the percentage increase in net income primarily as a result of an increase in the weighted average number of shares outstanding of 523,065 shares. These additional shares are primarily attributable to the shares issued for the acquisitions of SCS and Fibar and stock options granted.


Liquidity and Capital Resources

The Company's free cash flow, defined as net income plus non-cash items, increased by $2,047,244 to $6,865,472 for the nine months ended September 30, 2000 from $4,818,228 for the nine months ended September 30, 1999. The Company finances its business activities primarily from cash provided by operating activities and from borrowings on its credit facility. Cash provided by operating activities for the nine months ended September 30, 2000 and 1999 was $1,554,949 and $2,731,193, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 is due primarily to the integration of Fibar and SCS into the Company and an increase in prepaid assets, accounts receivable and inventory, as the Company continued its investment in operating assets to support actual and anticipated sales growth.

At September 30, 2000 and December 31, 1999, working capital was $18,148,205 and $12,629,482, and cash balances were $395,952 and $173,936, respectively. The low cash balances are due to the Company's practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)


The Company has used its operating cash flow and its credit facility primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used by investing activities was $24,780,501 and $24,548,411 for the nine months ended September 30, 2000 and 1999, respectively. During the third quarter of 2000, the Company utilized its credit facility to purchase the assets of Fibar. During the first quarter of 2000, the Company utilized all of its cash on hand and the credit facility to purchase the stock of SCS Interactive. In 1999, the Company utilized all of its cash on hand and the credit facility to pay the note payable related to the purchase of the children's modular play equipment assets, the commercial foam product assets, and the additional convenience assets. The Company also invested approximately $400,000 in the first quarter of 1999 for the data and telecommunications infrastructure utilized in the new KoalaTel tele-sales facility.

The Company obtained a $40.0 million secured line of credit on March 1, 2000. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" (9.22% at September 30, 2000). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was $37,525,000 outstanding under the credit facility as of September 30, 2000.

In October 2000, the Company began negotiating with its primary commercial bank to increase the secured line of credit to $45 million and bring in a second participating bank. The Company anticipates closing the transaction in November 2000.

                           PART II - OTHER INFORMATION


Item 1 - 5.  None


Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits

                  Exhibit 27.1  September 30, 2000 Financial Data Schedule

         (b)   Reports on Form 8-K

                  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

November 14, 2000                 /s/Mark A. Betker
---------------------------       --------------------------------------------
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)


November 14, 2000                 /s/Jeffrey L. Vigil
---------------------------       --------------------------------------------
                                     Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)