Form 10-K
period 2000-12-31
KOALA CORP /CO/
filed 2001-04-03
CIK 913285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22464

                                KOALA CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             Colorado                                         84-1238908
             --------                                         ----------
  (State of Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)


                         11600 East 53rd Avenue, Unit D
                             Denver, Colorado 80239
                             ----------------------
                    (Address of Principal Executive Offices)

                                 (303) 574-1000
                                 --------------
               (Registrant Telephone Number, Including Area Code)

              Securities Registered Under Section 12(b) of the Act:
                                      None

             Securities Registered under Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

                          Common Stock Purchase Rights
                          ----------------------------
                                (Title of Class)

     Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    _X_ Yes ___  No

         Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         As of February 28, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market was $33,477,802.

As of February 28, 2001, there were outstanding 6,872,334 shares of the issuer's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

This report contains forward-looking statements that describe our business and our expectations. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this Form 10-K, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, those discussed in "Risk Factors" below.


                                    BUSINESS

      We are a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. We produce family convenience products, such as baby changing stations and high chairs; children's activity products, such as activity tables, carpets and foam play products; and children's modular play equipment. We intend to capitalize on brand name recognition established through our market-leading Koala Bear Kare(R) Baby Changing Station. Our sales have grown from $3.8 million in 1993 to $59.7 million in 2000. Net income has grown from $1.0 million in 1993 to $4.0 million in 2000.

     We market our products, systems and custom solutions to a wide range of businesses and public facilities that serve customers and visitors who bring children to their establishments. Our customers include Walt Disney World, The Mayo Clinic, Target Stores, McDonalds, Pizza Hut, Burger King franchises and many other customers in the retail, health care, supermarket, entertainment venue and numerous other markets. We believe that the Koala Bear Kare brand is widely recognized among family-friendly businesses and their customers.

     We provide high-quality products with design features that cater to the needs of our customers. We believe that competition in our various product categories is fragmented and that we benefit from offering a broad selection of branded products to our customers. We intend to continue providing family-friendly products, systems and custom solutions through strategic initiatives including: capitalizing on brand recognition; maximizing market penetration; acquiring complementary businesses and products; maintaining low cost, high quality production; developing new solutions and enhanced products; and expanding our international marketing.

     We completed several acquisitions of complementary businesses and products in 1999 and 2000. In 1999, we acquired two businesses. We purchased Superior Foam & Polymers, Inc. on March 26, 1999, and Smart Products, Inc. on September 24, 1999. Superior Foam manufactures and markets children's foam activity products to amusement parks, water parks, shopping malls and retail stores. Smart Products manufactures and distributes child safety and parental convenience products to grocery stores, retailers and restaurants. In 2000, we completed two acquisitions. We completed the purchase of SCS Interactive, Inc. on March 1, 2000 and we completed the purchase of Fibar, Inc. on August 23, 2000. SCS designs, manufactures and markets children's interactive waterplay equipment for use in family entertainment centers, water parks and amusement parks. Fibar markets and distributes playground surfacing systems for use in outdoor playground and equestrian sites.


History

     We were formed as a Colorado corporation in July 1993. Our predecessor was formed in 1987 to produce and market a newly designed baby changing station. This product established the foundation for our growth, and we believe that we are the market leader in baby changing station products in terms of units sold. During the 1990's, we developed from a single product company into a diversified designer, producer and marketer of family convenience products, children's activity products and children's modular play equipment. We introduced the Child Protection Seat in 1991 and the Infant Seat Kradle in 1993. In 1994, we acquired the rights to the Booster Buddy(R) booster seat. We began offering children's activity systems in 1996, following the acquisition of a producer of activity products. This acquisition initiated the development of the Koala Kare(TM) System, which allows businesses to create custom activity systems to suit individual space requirements and customer needs. We continued to expand our product offerings in 1997 with new products such as the Koala(TM) Highchair, and the acquisition of Delta Play, a custom manufacturer of creatively themed, modular indoor children's play systems. With the acquisition of Park Structures in 1998, we entered the outdoor children's modular play market. The acquisitions of Superior Foam and Smart Products in 1999 added complementary products to our convenience and activity product segments. During 2000, we added interactive waterplay equipment and playground surfacing products to our modular play equipment segment. As a result of our product diversification efforts, the Baby Changing Station, while continuing to be a growth opportunity for us, represented less than 15% of our sales in 2000.


Industry Overview

     The Family Convenience and Children's Activity Market. We believe that parents are traveling, shopping and dining out with their children more often due to societal changes and demographic trends, including the strict time constraints of two-income and single parent households. A March 1998 national market research study conducted for us by the Howell Research Group reported that seven out of ten parents (68%) interviewed shopped with their children either all the time (27%) or most of the time (41%). According to the study, the impact of child-friendly facilities is very positive. The majority of women and a large number of the men interviewed, said they, shopped more frequently and spent more time and money at child-friendly stores. We believe that businesses increasingly need to create an accommodating and positive environment for children in order to attract customers, increase sales and create customer loyalty. We have developed and acquired family convenience and children's activity products to help businesses meet these needs.

     The United States Department of Justice estimates that there are over 5,000,000 public facilities in the United States that could use our bathroom family convenience products, including restaurants, retail stores and shopping centers. We estimate that the market for our children's activity products includes approximately 1,500,000 facilities. We currently target over 160 categories of facilities to purchase our family convenience and children's activity products, including quick service restaurants, airports, stadiums, convention centers, supermarkets and other retail establishments.

     The Children's Modular Play Market. The children's modular play market is comprised of indoor and outdoor areas for child play. Customers for indoor children's modular play equipment include many of the same businesses that purchase family convenience and children's activity products. We believe that many of the same demographic trends in the family convenience and children's activity segments are driving demand for indoor children's modular play products. In addition, we believe that customers increasingly are looking for theming and custom-designed equipment in order to create a unique family-friendly atmosphere for their businesses.

     The children's outdoor modular play market for products produced by Park Structures, Fibar and SCS includes municipalities and other governmental agencies, public parks, public and private water parks, public and private schools, day care centers, developers, apartment complexes, family entertainment centers and amusement parks. We believe that this market has expanded for a number of reasons. As cities across the United States have grown, the trend has been to provide their constituents with better public services, including playground equipment in public parks and recreation centers. Also, many existing outdoor play structures are not accessible to people with disabilities or the structures or their underlying surfaces do not comply with current safety codes. In addition, wood structures, which were popular in the 1970s and 1980s, are not as popular today because of safety and maintenance concerns and because they tend to deteriorate. Therefore, we believe that municipal risk managers and others who make the buying decisions regarding outdoor play systems are replacing or expanding their existing equipment.


Business Strategy

     Our primary business objective is to grow sales and earnings by continuing to be a leading provider of family-friendly products, systems and solutions. Our key strategic initiatives are summarized below.

     Capitalize on Brand Name Recognition. We believe that the Koala Bear Kare brand name has achieved significant recognition with businesses and their customers through the reputation of the Koala Bear Kare Baby Changing Station. We intend to continue to leverage this brand recognition through the marketing of our other family convenience and children's activity products and children's modular play systems under the Koala Bear Kare name.

     Maximize Market Penetration. We intend to continue to increase market penetration through an integrated marketing effort that includes manufacturer's representative and dealer sales, direct sales, trade shows and trade magazine advertising. In 2000, we continued our direct telesales programs. We also intend to expand the cross selling of products to new and existing customers and to expand the categories of facilities that purchase our products.

     Acquire Complementary Businesses and Products. We have established a formal acquisition program and regularly evaluate strategic acquisitions as a means of adding complementary businesses and product lines. We have completed several acquisitions and believe that there are opportunities to acquire other products or business lines that would complement current operations, expand current product offerings and provide additional opportunities to leverage our marketing efforts.

     Maintain Low Production Costs and High Quality. We practice a "buy or build" philosophy that seeks to maintain low production costs without compromising quality. As a result, a substantial portion of our manufacturing and assembly functions are currently outsourced, and certain design functions are handled by us. We believe that outsourcing enables us to focus on marketing and sales while maintaining quality control through frequent contacts with our suppliers.

     Develop New Solutions. We seek to develop new solutions in order to meet customer expectations and expand our business. For example, we designed the Koala Highchair with unique features in response to restaurants' concerns about the cleanliness and difficulties using their existing highchairs. We also continually seek to improve and enhance our existing products and systems in response to customer needs.

     Expand International Marketing. We sell our products worldwide. The majority of international sales are convenience and activity products. Sales of activity and convenience products to customers outside of North America have increased from 12% of segment sales in 1996 to 19% of segment sales in 2000. We intend to continue the expansion of our international marketing activities by adding dealers and by locating our employees in selected markets around the world to supervise international sales activity. In addition, we plan to increase our international sales through increased cross-selling of our products and the marketing of the modular play equipment of Park Structures and SCS.


Products

      We market our products in two product segments: family convenience and children's activity products, and children's modular play equipment products. These products are sold to businesses and other customers located in all 50 states and in approximately 50 foreign countries.

     Family Convenience and Children's Activity Products. Our family convenience products are:

o        the Koala Bear Kare Baby Changing Station
o        the Koala Bear Kare Child Protection Seat
o        the Koala Bear Kare Infant Seat Kradle
o        the Booster Buddy booster seat and
o        the Koala Bear Kare Highchair.

     We also market disposable sanitary paper liners to be used with our Baby Changing Stations. All of these products, except for the Infant Seat Kradle and the sanitary paper liners, are constructed out of durable polyethylene plastic and are highly resistant to accidental damage or vandalism. With the acquisition of Smart Products, we added complementary infant safety and customer service products including shopping cart seats, highchairs, and SmartStrap child protection straps.

      Our children's activity products consist of the Koala Bear Kare Block and Maze Activity Table, Koala Bear Kare Wonder Wall and Koala Bear Kare Activity Center Carpet. These products, which include manipulative activities and colorful blocks, letters, numbers and designs, are designed for use in commercial waiting areas of businesses such as grocery stores, auto dealers, retail stores, physicians and other professional services providers. These products are solidly constructed to withstand heavy use and include hygienic maintenance features. We market these products individually or under the name Koala Kare Systems. The Koala Kare Systems allow businesses to create custom activity systems to suit individual space requirements and customer needs. These systems range from individual activity tables in doctor's offices to large children's activity or play areas in supermarkets comprising several thousand square feet where children are supervised in a controlled environment. Selected activity products with interactive video machines and other interactive products create a children's activity setting that allows parents to shop while their children are entertained in a safe, clean and child-friendly environment. The acquisition of Superior Foam added children's foam activity products to our product offerings. The foam activity products are manufactured using a proprietary process for applying specialized urethane coatings, which make the products durable and resistant to extreme weather conditions. The products are created in a variety of customized themes ranging from zoo animals to pirate ships and are typically sold to water parks, shopping malls and retail stores.

     Children's Modular Play Equipment. We currently market modular and custom themed children's indoor play equipment. We work with each customer to create custom designs that incorporate traditional modular components such as tunnels, walkways, ladders and ball pits with creative theming, such as a pirate's ship or jungle tree house. These products are designed for use in family entertainment centers, quick-service restaurants and shopping malls. The acquisition of Park Structures in 1998 and Fibar in 2000 expanded our product offerings into children's outdoor modular play equipment and playground surfacing. Park Structures designs, manufactures and markets modular and custom outdoor play equipment for municipalities and other governmental agencies, parks, public and private schools, day care centers, developers and apartment complexes. Park Structures products consist of traditional modular outdoor playground equipment such as decks, elevated climbing areas and slides. These components are available in a wide variety of sizes, configurations and colors. Fibar markets and distributes playground surfacing systems consisting primarily of engineered wood fibers that provide a safe and accessible playground surface at a relatively lower cost. SCS manufactures interactive water play equipment such as water cannons and other interactive elements presented in attractive themes and combined with slides, fountains and waterfalls used in water parks. SCS also created a dry variation of its interactive designs marketed as the "foam factory" to family entertainment centers.

Marketing and Sales

     Family Convenience and Children's Activity Products. Our marketing strategy for family convenience and child activity products consists of extending the Koala Bear Kare brand name, introducing new concepts and creating new groups of customers for our products around a theme For Happy Faces in Public Places(R) to existing and new groups of customers. We use a combination of dealer sales and direct sales to market these products.

     Since 1995, we have increased our marketing budget in an effort to increase sales to a wider market. In 1997, we expanded our distribution network, which consists of manufacturer's sales representatives and dealers. The manufacturer's sales representatives promote our products to the dealers, who purchase the products from us and resell them to customers. The manufacturer's representatives receive commissions from the sale of our products. Most dealers are not granted any exclusive rights for products or territory. We sell products of Smart Products mostly through manufacturer's representatives and dealers. Dealer sales have accounted for a minority of our domestic sales and a majority of our foreign sales.

     International dealers are currently served by factory sales managers who are experienced in international sales. We intend to continue to expand international marketing activities by adding dealers and by locating Koala employees in selected markets around the world to supervise international sales activity. In addition, we plan to increase international sales of convenience and child activity products through increased cross-selling of these products.

     Our direct sales program targets national accounts who prefer to buy directly from manufacturers and other end users that do not qualify as national accounts or are not served by dealers. Superior Foam's unique product offerings are sold by our direct sales staff. In 1999, we broadened our direct sales capabilities with the expansion of our KoalaTel telesales division. The expansion included capital investment in state-of-the-art telecommunications and data equipment designed for managing telesales programs. We continued our telesales programs in 2000.

     We support our marketing and sales activities through attendance at national and international industry trade shows in various market segments, and by advertising in trade magazines. Our advertising theme communicates that being family-friendly may increase business through increased customer loyalty.

      Our active public relations program is aimed at providing information about the concept of being family-friendly and illustrating the benefits of our family convenience and children's activity products. We assist industry publications in creating editorial content or news stories about the emerging trends around families' decisions about where to shop, eat or visit. In addition, our sales managers host educational seminars for decision makers at key industry trade shows.

     Children's Modular Play Equipment. We market and sell custom indoor modular play equipment through trade show attendance, trade journal advertising and regular contact by our salespeople with designers of projects in various markets. Park Structures sells outdoor modular play equipment nationwide and internationally through a network of approximately 40 independent dealers and through an in-house sales staff which covers South Florida. Park Structures' marketing programs include attendance at national industry and regional trade shows, a focused media advertising campaign, incentive programs designed to stimulate growth and the publication of a product catalogue. Fibar markets playground surfacing products through a network of approximately 42 dealers, most of whom also sell modular playground equipment. SCS's interactive play equipment is marketed and sold through trade show attendance, trade journal advertising and by direct sales staff and designers. We plan to increase our international sales through the marketing of the modular play equipment of Park Structures and SCS.


Design and Manufacturing

     We practice a "buy or build" philosophy in an effort to maintain low production costs either through our personnel or outsourcing where it is more cost-effective and does not compromise quality. As a result, a portion of manufacturing and assembly functions currently are outsourced. We believe that outsourcing to qualified suppliers, where appropriate, enables us to focus our resources on marketing and sales while maintaining quality control through frequent contacts with our suppliers. We actively monitor our supply relationships and will consider shifting the manufacture of key components in-house when strategic and economic factors warrant.

     Family Convenience and Children's Activity Products. We develop the concepts for our family convenience and children's activity products in response to the needs of our customers. We outsource the tooling design. In the manufacturing process, components are molded to our specifications using various plastic molding processes, assembled and delivered to us for shipment to customers. We use a number of manufacturers for our products. We believe that alternative sources of supply are available for these products if necessary.

     Our foam products are manufactured using a proprietary manufacturing process at our plants located in Denver, Colorado and near Austin, Texas. Unique designs are sculpted out of foam and are coated with a proprietary coating and application technique resulting in a highly customized and colorful product. The manufacturing process requires minimum training of our personnel and utilizes readily obtainable materials.

     Children's Modular Play Equipment. Our design engineers design children's indoor modular play systems using computer design technologies applied to modular components. We own all of the significant molds and tooling used in the manufacture of specialized components used in the play equipment. Components for these systems are manufactured to our specifications and purchased from outside vendors. We fabricate certain metal and fiberglass components at our plant located near Vancouver, British Columbia, Canada. These components are then assembled by us at the plant and shipped to customers. We believe there are alternative sources of supply for the manufacture of the indoor modular play equipment components.

     We custom design children's outdoor play systems using the same technology. We subcontract the plastic molding, fabrication and plastisol coating of deck platforms and aluminum casting to third parties. We also own all of the significant molds and tooling for these functions. We fabricate the majority of the steel playground parts and assemble our modular play equipment at our plant located in Coral Springs, Florida. We believe there are alternative sources of supply for the manufacture of the outdoor modular play equipment components.

     Fibar uses a nationwide network of suppliers that manufacture the engineered wood fibers to our specifications and deliver the product directly to the customer's site for installation. As a result, we maintain very low inventory levels, primarily drainage materials included in certain surfacing systems. We control the quality of the product delivered to the customer by obtaining samples of delivered product and testing compliance with rigid specifications. We believe there are alternative sources of supply for the manufacture of the engineered wood fibers.

     SCS designs its products using computer design technologies for the modular components. We subcontract the plastic molding and certain other raw material components with third parties. We own all of the significant molds and tooling for these functions. We fabricate the structural steel components for water park equipment at our facility located near Portland, Oregon and we use a sub-contractor to manufacture the structural steel components for non-water park equipment. We manufacture the interactive equipment parts at our facility located in Denver, Colorado. We believe there are alternative sources of supply for the manufacture of the modular waterplay equipment components.


Competition

     Family Convenience and Children's Activity Products. We market our family convenience products to businesses rather than to consumers. Presently, the commercial products division of Newell, Inc. and a number of other companies also sell family convenience products to the same commercial markets. We believe that such competition has not had a material impact on us. We are not aware of any companies marketing diaper changing stations intended for the commercial market that have a greater market share than we do. We believe that there is an under-served market for family convenience products. We believe that we are the only company focused on marketing a wide variety of family convenience products to the commercial market. We believe that our Koala Bear Kare products have brand name recognition that provides us with a significant competitive advantage. We compete principally on the basis of brand name recognition, quality, customer service and price.

     Competition in the children's activity product area is mainly from small businesses that make similar products and from efforts by individual businesses to create their own activity areas. We believe that our ability to offer custom designed products under our Koala Kare Systems program and our product quality and service give us a competitive advantage. We believe that our foam products are unique and that no competitor offers a soft, yet durable composition to the product.

     Children's Modular Play Equipment. Our primary competition in children's indoor modular play equipment is Little Tikes Commercial Play Systems, Inc., a unit of Newell, Inc., Miracle Recreation Equipment Company. We compete in the children's indoor modular play market on the basis of quality, safety, service and our ability to provide a custom themed unit designed to meet the unique needs of the customer. Competition in children's outdoor modular play equipment is primarily from Game Time, Inc., a subsidiary of PlayCore, Inc., Miracle Recreation Equipment Company, Landscape Structures, Inc. and Little Tikes. We believe that Park Structures competes on the basis of design, quality, safety, price and customer service. Competition in playground surfacing is from companies with higher priced products, primarily rubber tiles and poured in place rubber surfaces. Competition in interactive water park equipment primarily comes from alternative entertainment offerings as opposed to direct product competition.

Product Warranties and Insurance

     For family convenience and children's activity products, we provide a replacement guarantee for one year against damage of products from natural disasters or vandalism, subject to a $100 service charge. We also provide a five year limited warranty on parts and labor covering any defects in workmanship. For children's modular play equipment, we provide warranties ranging from a one year limited warranty on parts and labor covering defects in workmanship to a lifetime warranty on certain metallic parts. We have experienced minimal returns and warranty claims. We carry product liability insurance in an amount that we believe is adequate. Product liability claims against us to date have been immaterial.


Patents and Trademarks

     We own registrations and pending applications for many trademarks, including the "Koala Bear Kare" mark and several variations of the Koala Bear Kare logo that are featured on our products. We believe that the various Koala Bear Kare trademarks are widely recognized and important to us. Each of our products marketed under this trademark prominently display a blue and white sticker with one of our logos.

     We own utility and design patents for many of our products. These patents deter competitors from duplicating the design elements of our products but, with the exception of SCS, we do not believe that such patents provide significant barriers to entry. We believe that SCS has created an interlocking patent portfolio that creates a barrier to duplicating the primary operating mechanisms of our waterplay equipment.


Regulation

     Some of our products are subject to the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, among other laws, which empower the Consumer Product Safety Commission to mandate the repair, replacement or refund of the purchase price of products or, in extreme cases, even ban a product that present a substantial risk of injury to the public. The CPSC may also issue civil and criminal penalties for knowing violations of the Acts. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world.

     Our modular play equipment is designed and inspected to meet the safety guidelines of the CPSC and the American Society for Testing and Materials for commercial playground systems. We conduct in-house testing and inspection to ensure compliance with the CPSC and ASTM guidelines. Park Structures is a member of the International Play Equipment Manufacturers Association, a member-driven international trade organization that represents and promotes an open market for manufacturers of playground equipment. Park Structures also performs manufacturing operations in conformance with the quality control standards required by ISO 9001. Park Structures received ISO 9001 certification in February 2000 and was recertified in December 2000.

      Our operations in the United States and Canada involve light fabrication activities utilizing paint, metal and fiberglass. We have the necessary permits to conduct these activities, and we believe that we are in compliance with United States federal and state environmental laws and regulations and Canadian environmental laws and regulations.


Employees

      We had approximately 400 full-time employees as of December 31, 2000, with approximately 340 in the United States and 60 in Canada. Our United States employees are not covered by any collective bargaining agreements. Our Canadian employees are represented by the International Wood and Allied Workers of Canada. A collective bargaining agreement was signed in May 1999, effective February 1999 for a two-year term. We are currently negotiating a new contract with the International Wood and Allied Workers. We believe that an agreement will be reached that will not significantly alter the economics of producing the indoor modular play equipment at Delta Play. We believe that relations with our employees are good.


Foreign Operations

          We acquired the assets of Delta Play, a Canadian based provider of modular play equipment, in June 1997. We created a foreign subsidiary to own and operate this business. Delta Play's sales, marketing, administrative, manufacturing and distribution functions are decentralized. The president of Delta Play reports to one of our executive officers. Strategic planning, market development and resource allocation are the responsibility of the president in conjunction with our Chief Executive Officer. We believe that there is no greater risk attendant to the business conducted by Delta Play than to that of our domestic operations.

RISK FACTORS

     In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business.


Our recent growth has strained our resources, and if we are unable to manage our growth, our operating results will be impaired.

     We have recently experienced significant growth both internally and as a result of acquisitions, which has strained our resources. A continuing period of significant additional growth could place more strain on our management, operations and other resources. Our ability to manage growth will require us to continue to invest in operational, financial and information systems and to attract, retain, motivate and effectively manage our employees. The inability of our management to effectively manage growth could have a material adverse effect on our business, financial condition and results of operations. See "Business."


Our business could be hurt if we make acquisitions that are not successful.

     An integral part of our business strategy is to acquire other companies, assets or product lines that complement or expand our existing business. Acquisitions involve a number of risks that could materially affect us, including the diversion of management's attention, the need to assimilate the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key personnel of the acquired companies. Future acquisitions may require the payment of consideration in excess of book value and may result in the issuance of additional shares of our common stock or the incurrence of additional indebtedness, all of which could have a dilutive effect on our net income per share. In addition, products offered following a future acquisition may have lower gross profit margins than our current product lines. There can be no assurance that any acquisitions will not have a material adverse effect on our business, financial condition and results of operations. We currently do not have any agreements or understandings regarding potential acquisitions. See "Business--Business Strategy."


Our quarterly operating results have historically varied significantly.

     Our sales and earnings have historically and may in the future fluctuate from quarter to quarter based on several factors such as the number of new commercial construction starts, production delays, cost overruns on large projects, public budget processes, supply costs and general economic conditions. Demand for our products can vary significantly from quarter to quarter due to revisions in customer budgets or schedules and other factors beyond our control. Due to all of the foregoing factors, our results of operations have and could in the future fall below the expectations of securities analysts and investors. In this event, the market price of the common stock has, and could in the future be materially adversely affected.


We had a weakness in our internal accounting controls that led to adjustments in the reporting of our year-end results.

     After our initial release of our year-end results, we identified revenue recognition errors in two of our divisions. We corrected these errors and publicly reported the revised financial results immediately. Subsequent to identifying this issue, we implemented additional policies and procedures for both annual and quarterly reporting to assist in insuring that our financial results are reported on an accurate and timely basis. There can be no assurance, however, that these or other internal control weaknesses will not occur in the future.


We have significant outstanding indebtedness that requires large debt service payments and limits our ability to receive additional financing.

       In order to finance our acquisition strategy and working capital requirements, we have incurred significant indebtedness. As of December 31, 2000, we had approximately $38 million of long term indebtedness under our line of credit. We are currently required to pay approximately $276,000 in interest per month to service such indebtedness. Our debt service payment will increase if the prime rate and LIBOR rates increase or if the amount drawn under the line increases. In connection with the line of credit, we granted to our lenders a security interest in all of our assets. In the event of a default, the lenders could declare our indebtedness immediately due and payable and could foreclose on all of our assets. In addition, to the extent that our assets continue to secure the line of credit, such assets will not be available to secure additional indebtedness.

If we fail to successfully implement our new company-wide enterprise resource planning software system our business may suffer.

     Our success depends, in part, on the accuracy and proper utilization of enterprise resource planning software. We currently rely on several different management information systems to assist us in procurement, sales and other decisions. We believe that our current software systems are no longer adequate for our purposes. We are currently planning to replace our current software systems with a newer integrated platform. If our new system is not installed in a timely manner or is not sufficient to sustain our present operations and our anticipated growth for the foreseeable future, our purchasing and sales operations and our financial reporting could be disrupted, which could seriously harm our operating results and cause the price of our common stock to decline. In order to ensure the sufficiency of our system, we may need to invest in software enhancements and expanded capabilities, as well as in additional computer hardware.


We may become subject to product liability claims, which may impact our results.

     Our products are designed for use with infants and children. The children's modular play equipment industry may be subject to greater number of claims than the convenience products industry. We carry product liability insurance in an amount that we deem adequate to cover risks associated with our products. There can be no assurance, however, that existing or future insurance coverage will be sufficient to cover all product liability risks or that such insurance will be available at favorable rates. Defending a product liability claim could significantly divert management's attention. A partially or completely uninsured claim against us, if successful, could have a material adverse effect on our business, financial condition and results of operations. See "Business--Product Warranties and Insurance."


We face intense competition.

     The markets for our products are highly competitive and include numerous domestic and foreign competitors, including well-known manufacturers of consumer and commercial child safety equipment, furniture and other juvenile products that are substantially larger and have greater financial, marketing and other resources than we have. There can be no assurance there will not be new entrants into our markets or that we will be able to compete successfully in the future. See "Business--Competition."


If we lose our key personnel or cannot recruit additional personnel, our business may suffer.

     Our future success will depend to a great extent upon the continued service of certain senior management personnel and our continuing ability to attract, assimilate and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel or that it can attract, assimilate and retain such employees in the future. Although we have non-disclosure and non-compete agreements with many of our employees, including our executive officers, we do not have employment agreements with any of our executive officers. We do not maintain key-person life insurance policies on any employees, including Mark A. Betker, our Chairman, Chief Executive Officer and President. The loss of the services of Mr. Betker or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon our business, financial condition and results of operations.


If our outside manufacturers fail to supply us in a timely and cost-effective manner, our business may suffer.

     A large number of the components for our products are manufactured to our specifications by outside suppliers. Our ability to assemble and distribute our products depends upon our ability to obtain an adequate uninterrupted supply of component parts. Although we own the significant tooling and molds used in manufacturing of our products, we do not have any long term agreements or contracts with suppliers, most of which are the single source of supply. While we believe that there are adequate alternative sources of such component parts, there can be no assurance that any interruption in the supply of such component parts to us because of the failure of a supplier, a change to a new supplier or otherwise would not have a material adverse effect on our business, financial condition or results of operations. Moreover, if our tooling or molds are damaged, we could suffer additional delays and costs until such tooling or molds are repaired or replaced. Although we have business interruption insurance to protect us against such interruptions, such insurance may not prevent such interruptions from having a material adverse effect upon our business, financial condition and results of operations. See "Business--Design and Manufacturing."

We face risks associated with international operations.

     As part of our growth strategy, we are seeking opportunities to further expand our products and systems distribution into international markets. Our international sales come primarily from the convenience and activity segment. Sales to customers in this segment outside of North America accounted for approximately 19% of this segment's sales in 2000. In addition, we operate a manufacturing and assembly facility in Vancouver, British Columbia, Canada. Our international operations are subject to a wide range of general business risks, including:

o        fluctuations in currency exchange rates;
o        unexpected changes in legal and regulatory requirements;
o        export restrictions, tariffs and other trade barriers;
o        political and economic instability;
o        restrictions on repatriation of funds or profits from foreign markets;
o        longer payment cycles and problems in collecting accounts receivable;
o        difficulty in protecting our intellectual property;
o potentially adverse tax consequences, including limitations on our ability to claim a foreign tax credit against our U.S. federal income taxes; and
o        regulation by foreign regulatory authorities.

     These and other factors associated with international operations may have a material adverse effect on our business, financial condition and results of operations.

     We are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. We may be exposed to liability under the Foreign Corrupt Practices Act as a result of past or future actions taken without our knowledge by dealers and other intermediaries. Any liability that we incur under the Foreign Corrupt Practices Act could be material.


We are subject to burdensome government regulations that could impair our operating results.

     Some of our products are subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act and the regulations promulgated thereunder. The acts authorize the Consumer Product Safety Commission to protect the public from products that present a substantial risk of injury. The Consumer Product Safety Commission can require the repurchase or recall by the manufacturer of articles that are found to be defective and impose fines or penalties on the manufacturer. Similar laws exist in some states and cities and in other countries in which we market our products. Any recall of our products could have a material adverse effect on our business, financial condition and results of operations. To date, we have not recalled any of our products. See "Business--Regulation."


We must continue to protect existing, and develop new, intellectual property to remain competitive.

      We own many trademarks, including the Koala Bear Kare logo, that identify us and our products and believe that such trademarks provide a significant competitive advantage. Although we intend to vigorously defend our trademarks, there is no guarantee that such trademarks can be successfully defended against infringement. Further, although we have design patents that cover the design and appearance of certain of our existing products, such patents may not provide meaningful protection against entry by competitors into our markets. See "Business--Patents and Trademarks."


Our stock price has been and may continue to be volatile, which may result in losses to our shareholders.

     The trading price of our common stock has been and is likely to continue to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

o       variations in our operating results;
o       announcements of new product lines by us or our competitors;
o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
o       changes in operating and stock price performance of our competitors;
o       additions or departures of key personnel; and
o       future sales of our common stock.

     Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.


ITEM 2.    DESCRIPTION OF PROPERTIES

     We lease approximately 5,000 square feet for our direct sales operation and 15,000 square feet of office and warehouse space in Denver, Colorado for sales, receiving, product assembly and shipping operations. These leases expire in 2001. We lease a 67,000 square foot plant near Vancouver, British Columbia, where we manufacture and assemble indoor modular play equipment. This lease expires in 2003. Our manufacturing and assembly operations of our outdoor modular play equipment are conducted from a leased 90,000 square foot facility in Coral Springs, Florida. This lease expires in 2002, with two options to renew the lease for additional five-year terms. We lease an approximately 11,000 square foot facility near Austin, Texas where we manufacture foam activity products and a 5,000 square foot facility in Denver, Colorado, both with lease expiration dates in 2001. Our interactive water park equipment is manufactured at a leased 40,000 square foot facility west of Portland, Oregon and a leased 10,000 square foot facility located in Denver, Colorado. These leases expire in 2010 and 2001, respectively. Fibar's sales, marketing and administrative operations are conducted at a leased 3,000 square foot office facility located in Armonk, New York. This lease expires in 2002. We believe that our facilities are adequate for our current needs.


ITEM 3.    LEGAL PROCEEDINGS

     We have been a party to litigation in the ordinary course of our businesses. We do not believe that any current litigation will have a material adverse effect upon our business, financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the Nasdaq National Market under the symbol KARE. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two fiscal years as reported by Nasdaq, adjusted for the 2-for-1 stock split effected as a 100% stock dividend on October 28, 1999. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                                                               SALES PRICE
                                                               -----------
                                                            LOW          HIGH
                                                            ---          ----
                  YEAR ENDED DECEMBER 31, 1999

      First quarter ..............................     $ 8 5/8       $12 1/8

      Second quarter .............................     $ 9 5/8       $14 1/8

      Third quarter ..............................     $11 3/8       $15 3/8

      Fourth quarter .............................     $12 1/4       $17 29/32

              YEAR ENDED DECEMBER 31, 2000

      First quarter ..............................     $10 1/2       $17 1/2

      Second quarter .............................     $12 5/8       $15 1/2

      Third quarter ..............................     $11 7/8       $16 3/8

      Fourth quarter .............................     $ 6 1/2       $16 5/16

         As of February 28, 2001, there were approximately 127 shareholders of record.

     We have never paid cash dividends on our common stock. Our credit agreement contains a restrictive covenant that prohibits the payment of dividends without the lender's consent. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.


ITEM 6.    SELECTED FINANCIAL DATA

                             Year Ended December 31,
                      (In thousands, except per share data)

INCOME STATEMENT DATA:             2000       1999       1998       1997        1996
                                   ----       ----       ----       ----        ----
Sales                           $59,706    $37,135    $19,101    $13,621      $8,938
Cost of sales                    32,819     18,093      8,628      5,528       3,241
                                 ------     ------      -----      -----       -----
Gross profit                     26,887     19,042     10,473      8,093       5,697
Selling, general and
administrative expense           15,955      9,467      5,485      4,231       2,892
Amortization of intangibles       2,085        959        298        201         106
                                  -----        ---        ---        ---         ---
Income from operations            8,847      8,616      4,690      3,661       2,699
Interest expense                  2,919        902         -          -           -
Other (income) expense            (363)        (1)       (79)      (115)         159
                                  -----        ---       ----      -----         ---
Income before income taxes        6,291      7,715      4,769      3,776       2,540
Provision for income taxes        2,259      2,624      1,669      1,340         644
                                  -----      -----      -----      -----         ---
Net income                       $4,032     $5,091     $3,100     $2,436      $1,896
                                 ======     ======     ======     ======      ======

Net income per share:
   Basic                          $0.60      $0.81      $0.61      $0.49       $0.39
   Diluted                        $0.58      $0.78      $0.60      $0.48       $0.38
Weighted average common shares
  outstanding:
   Basic                          6,770      6,257      5,072      5,007       4,862
   Diluted                        7,001      6,516      5,198      5,096       5,047

BALANCE SHEET DATA:
Working capital                 $19,068    $12,629     $8,732     $3,945      $5,644
Total assets                     91,429     48,558     41,605     14,957      10,351
Total liabilities                51,690     18,232     20,109      2,107         573
Shareholders' equity             39,739     30,327     21,496     12,850       9,779

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in sales and net income, the mix of our sales, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in "Risk Factors" and elsewhere in this Form 10-K.


Koala Overview

     We are a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. Our sales are derived from two business segments, family convenience and children's activity products and children's modular play equipment. Our family convenience and activity products include baby changing stations and high chairs, activity tables, carpets and foam play products. Children's modular play equipment includes indoor and outdoor playground equipment and interactive play equipment used in water parks and family entertainment centers and amusement parks. We intend to capitalize on brand name recognition established through our market-leading Koala Bear Kare Baby Changing Station. Our sales have grown from $3.8 million in 1993 to $59.7 million in 2000, with sales growth generated by both the acquisition of seven businesses and the internal growth achieved by these businesses during this period.

     Our sales were derived primarily from the sale of family convenience products, which include Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles and Booster Buddy seats. One of our strategies has been to reduce our dependence on Baby Changing Stations through the acquisition and development of complementary products. In furtherance of this strategy, we acquired the following businesses:

     o Activities Unlimited, a manufacturer of commercial-use children's activities products in March 1996;
     o Delta Play, a provider of custom children's indoor modular play equipment in June 1997;
     o Park Structures, a producer of children's outdoor modular play equipment in December 1998;
     o Superior Foam, a manufacturer of children's foam activity products in March 1999;
     o Smart Products, a provider of children's safety and parental convenience products in September 1999;
     o SCS, a manufacturer of children's interactive water play equipment in March 2000; and
     o Fibar, a marketer and distributor of playground surfacing systems in August 2000.

     As a result of these acquisitions and introduction of new products, Baby Changing Stations represented less than 15% of our sales in 2000.

     We market our products, systems and custom solutions to a wide range of businesses and public facilities that serve customers and visitors who bring children to their establishments. We market our products through an integrated program of direct sales and distribution through a network of independent manufacturer's sales representatives and dealers. Since 1995, we have increased our sales and marketing efforts through the addition of manufacturer's sales representatives, dealers and sales representatives.

     Our gross profit margins are affected by product mix, with the Baby Changing Station and other family convenience products and the children's activity products typically providing higher gross profit margins than the children's modular play equipment. The children's modular play equipment, however, has higher average selling prices and contributes to our sales growth. In addition, sales made through dealers provide lower gross profit margins than direct sales due to the expense associated with the manufacturer's sales representatives and dealers. To the extent we acquire additional companies or product lines, our gross profit margins may be lower than those currently achieved from sales of our current product lines due to a number of factors that may include products with higher average selling prices but lower gross margin percentages. Although our acquisitions have decreased the overall gross profit margins, we believe that the addition of new products and products lines will provide opportunities for revenue diversification and increased long-term profitability, while also reducing our reliance on the Baby Changing Station.


Components of Sales and Expense

     We recognize sales at the time our products are shipped, except for SCS, where the percentage of completion method of accounting is used because the build-to-install timeline of their jobs is of longer duration. Cost of sales consists of components manufactured for us and direct labor and manufacturing overhead incurred by us. With the exception of the foam activity products, all major components for the family convenience products and children's activity products currently are manufactured and assembled by outside vendors. Direct labor and manufacturing overhead relate to the fabrication and assembly of the modular play products and the manufacture of the foam activity products.

     Selling, general and administrative expense consists primarily of commissions paid to manufacturer's sales representatives and other selling expenses, executive, sales and office salaries, related payroll taxes, advertising expenses and depreciation on office equipment and computer hardware and software.

     We provide limited warranties for our products. We have experienced minimal returns and warranty claims, and therefore no accrual has been made for future claims except for SCS, where a reserve of .75% of SCS's 2000 annual sales has been recorded.

Results of Operations

     The following table sets forth certain income statement data stated as a percentage of sales:

                                                    Years Ended December 31,
                                                    ------------------------
                                                    2000      1999      1998
                                                    ----      ----      ----

Sales                                              100.0%    100.0%    100.0%

Cost of sales                                       55.0      48.7      45.2
                                                   -----     -----     -----
Gross profit                                        45.0      51.3      54.8

Selling, general and administrative expenses        26.7      25.5      28.7

Amortization of intangibles                          3.5       2.6       1.6
                                                   -----     -----     -----
Income from operations                              14.8      23.2      24.5

Interest expense                                     4.9       2.4       0.0

Other income                                        (0.6)     (0)       (0.4)
                                                   -----     -----     -----
Income before income taxes                          10.5      20.8      24.9

Provision for income taxes                           3.8       7.1       8.7
                                                   -----     -----     -----

Net income                                           6.7%     13.7%     16.2%
                                                   =====     =====     =====


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Sales increased 61%, or $22.6 million, to $59.7 million for the year ended December 31, 2000 compared to $37.1 million for the year ended December 31, 1999. A majority of the increase resulted from sales of interactive water play equipment, playground surfacing products and foam activity products included in product lines acquired in 1999 and 2000. Sales in the modular play segment accounted for $21.6 million of the $22.6 million increase. Sales in the convenience and activity segment accounted for $1.0 million of the increase. The smaller contribution by the convenience and activity segment was due primarily to the discontinuance of several children's activity products where gross margins had fallen below the targeted threshold for this segment as well as the effect of the general slowdown in orders during the fourth quarter of 2000 due to a softening of the economy, offset by increases in revenues from acquired product lines.

     Gross profit increased 42%, or $7.9 million, to $26.9 million for the year ended December 31, 2000 compared to $19.0 million for the year ended December 31, 1999. As noted above, the majority of the increase in gross profit resulted from sales of products of the newly acquired businesses. As a percentage of sales, gross profit decreased to 45% of sales in the 2000 period compared to 51% of sales in the 1999 period primarily because of a change in product mix that included a higher proportion of sales of children's modular play equipment. The gross profit percentage was also negatively impacted by higher than expected costs incurred in the modular play equipment segment, including cost overruns on several large jobs, higher labor costs incurred in the fourth quarter and the addition of quality assurance personnel for the ISO 9001 program that was certified in early 2000.

     Selling, general and administrative expense increased 69%, or $6.5 million to $16.0 million for the year ended December 31, 2000 compared to $9.5 million for the year ended December 31, 1999. Selling, general and administrative expense as a percentage of sales increased to 27% of sales in the 2000 period compared to 26% in the 1999 period primarily due to the addition of sales, legal and engineering personnel and increased product liability insurance premiums incurred as a result of higher levels of product liability insurance coverage. Sales and marketing expense increased 33%, or $1.8 million to $7.2 million for the year ended December 31, 2000 compared to $5.4 million for the year ended December 31, 1999. These cost increases were primarily due to the inclusion of the sales and marketing costs of the newly acquired businesses noted above. Higher expenses for various marketing programs and salaries of sales and marketing personnel added subsequent to the 1999 period also contributed to the increase. General and administrative expense increased 115%, or $4.7 million, to $8.8 million for the year ended December 31, 2000 compared to $4.1 million for the year ended December 31, 1999. Once again, the increase was primarily the result of the inclusion of the newly acquired businesses in 1999 and 2000.

     Amortization expense from intangible assets increased from $1.0 million in 1999 to $2.1million in 2000. This increase is primarily due to the amortization of goodwill and other identifiable intangible assets acquired in the acquisitions of Superior Foam and Smart Products in 1999 and SCS and Fibar in 2000.

     We used debt to finance the acquisitions of Park Structures in December 1998, Superior Foam and Smart Products in 1999, as well as the acquisitions of SCS and Fibar in 2000. As a result, we incurred interest expense of $2.9 million during the year ended December 31, 2000 compared to $.9 million during the year ended December 31,1999.

     Our effective tax rate was 35.9% and 34.0% for the years ended December 31, 2000 and 1999, respectively. The increase in our worldwide effective rate was primarily due to the inclusion of a number of new state tax jurisdictions and non-deductible goodwill as a result of the acquisition of SCS, offset by an increase in export sales that qualify for the benefit provided by our foreign sales corporation and a one-time net operating loss carryback at Delta Play.

     Net income decreased 22%, or $1.1 million, to $4.0 million for the year ended December 31, 2000 compared to $5.1 million for the year ended December 31, 1999. As a percentage of sales, net income declined during the 2000 period compared to the 1999 period primarily due to the inclusion of a larger proportion of the children's modular play equipment line in the product mix. Net income per share (diluted) decreased 26%, or $.20, to $.58 for the year ended December 31, 2000 compared to $.78 for the year ended December 31, 1999. The percentage decrease in net income per share (diluted) was greater than the percentage decrease in net income as a result of an increase of .5 million shares in the weighted average number of shares outstanding.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Sales increased 94.4%, or $18.0 million, to $37.1 million for the year ended December 31, 1999 compared to $19.1 million for the year ended December 31, 1998. A majority of the increase resulted from sales of outdoor modular play equipment, foam activity products and safety and parental convenience products included in product lines acquired in 1998 and 1999. The sales and marketing programs that we implemented for the family convenience and children's activity product lines also contributed to the increased sales.

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

     Selling, general and administrative expense increased 72.6%, or $4.0 million to $9.5 million for the year ended December 31, 1999 compared to $5.5 million for the year ended December 31, 1998. Sales and marketing expense increased 52.7%, or $1.8 million to $5.4 million for the year ended December 31, 1999 compared to $3.6 million for the year ended December 31, 1998. These cost increases were primarily due to the inclusion of the sales and marketing costs of the newly acquired businesses noted above. Higher expenses for various marketing programs and salaries of sales and marketing personnel added subsequent to the 1998 period also contributed to the increase. General and administrative expense increased 109.2%, or $2.2 million, to $4.1 million for the year ended December 31, 1999 compared to $1.9 million for the year ended December 31, 1998. Once again, the increase was primarily the result of the inclusion of the newly acquired businesses in late 1998 and 1999.

     Amortization expense from intangible assets increased from $.3 million in 1998 to $1.0 million in 1999. This increase is primarily due to the amortization of goodwill and other identifiable intangible assets acquired in the purchases of Park Structures in late 1998, and Superior Foam and Smart Products in 1999.

     We used debt to finance portions of the acquisitions of Park Structures, Superior Foam and Smart Products. As a result, we incurred interest expense of $.9 million in 1999. All of the debt financing activity for these acquisitions occurred in 1999. We did not have any interest expense in 1998.

     Our effective tax rate was 34.0% and 35.0% for the year ended December 31, 1999 and 1998, respectively. The decrease in our worldwide effective rate was primarily due to an increase in export sales that qualify for the benefit provided by the foreign sales corporation that we established in February 1998.

     Net income increased 64.2%, or $2.0 million, to $5.1 million for the year ended December 31, 1999 compared to $3.1 million for the year ended December 31, 1998. As a percentage of sales, net income declined during the 1999 period compared to the 1998 period primarily due to the inclusion of a larger proportion of the children's modular play equipment line in the product mix. Net income per share (diluted) increased 30.0%, or $.18, to $.78 for the year ended December 31, 1999 compared to $.60 for the year ended December 31, 1998. The percentage increase in net income per share (diluted) was lower than the percentage increase in net income as a result of an increase of 1.3 million shares in the weighted average number of shares outstanding. All share quantities and per share amounts have been adjusted for the effect of the 2-for-1 stock split that occurred on October 28, 1999.


Seasonality and Quarterly Financial Information (unaudited):

     Our business is seasonal due primarily to the slowdown of new construction and inability to install outdoor modular play equipment during the winter months and the general slowdown of purchasing by retailers during their busy holiday season. As a result, we typically have lower sales and gross profit in the fourth and first calendar quarters.

     The following table sets forth selected unaudited quarterly financial information for years ended December 31, 2000 and 1999. The information has been derived from unaudited statements of operations data that we believe are stated on a basis consistent with the audited financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the United States. Our results of operations for any quarter are not necessarily indicative of the results to be expected in any future period.

     During the quarter ended December 31, 2000, we incurred our first quarterly net loss since becoming a public company in 1993. As noted in the discussion above, for the year ended December 31, 2000 compared to the year ended December 31, 1999, this loss was primarily due to the lower level of sales experienced in the fourth quarter combined with cost overruns on several large jobs and higher labor costs incurred in the modular play equipment segment.

                                         ---------------------------------------------------------
                                                             Quarter Ended
                                          (unaudited and in thousands, except per share data)
                                         ---------------------------------------------------------
                      2000                    Mar. 31        June 30       Sept. 30       Dec. 31
                      ----                    -------        -------       --------       -------
     Sales                                    $11,480        $17,162        $16,399       $14,665
     Gross profit                               5,705          7,996          8,122         5,064
     Net income (loss)                          1,263          1,883          1,567         (681)
     Basic earnings (loss) per share              .19            .28            .23         (.10)
     Diluted earnings (loss) per share            .19            .27            .22         (.10)

                                         ---------------------------------------------------------
                                                             Quarter Ended
                                          (unaudited and in thousands, except per share data)
                                         ---------------------------------------------------------
                      1999                    Mar. 31        June 30       Sept. 30       Dec. 31
                      ----                    -------        -------       --------       -------
     Sales                                     $7,299         $9,151        $10,544       $10,141
     Gross profit                               3,693          4,753          5,301         5,295
     Net income                                   949          1,266          1,477         1,399
     Basic earnings per share                     .16            .20            .23           .22
     Diluted earnings per share                   .15            .19            .22           .21

Liquidity and Capital Resources

     We have financed our operations primarily from cash provided by operating activities and our acquisitions from cash advanced under our revolving bank line of credit. Cash provided by (used in) operating activities for 2000 and 1999 was $(.4) million and $3.7 million, respectively. The decrease in cash provided by (used in) operating activities for the year ended December 31, 2000 compared to the year ended December 31, 1999 resulted primarily from funding higher levels of working capital required to support our growth, primarily inventory and overpayment of estimated tax installments during 2000.

     Working capital as of December 31, 2000 and December 31, 1999 was $19.1 million and $12.6 million, respectively, and cash balances were $.2 million for both dates. The relatively low cash balances are the result of our practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

     We have used our operating cash flow primarily to expand sales and marketing activities, acquisition and development of new products, capital expenditures and working capital. Net cash used in investing activities was $23.6 million for the year ended December 31, 2000, and $26.6 million for the year ended December 31, 1999. In 2000, $22.3 million was used to purchase SCS and Fibar. The balance was primarily devoted to capital expenditures for fixed assets, intellectual property and an advance to one of our officers related to the exercise of stock options in 1999.

     We increased our secured line of credit with a bank from $15.0 million at December 1999 to $45.0 million on November 17, 2000. The credit facility matures March 1, 2003. Loans under the facility are secured by all of our assets. The interest rate on amounts borrowed under the line of credit is based on the applicable "Reserve Adjusted LIBOR rate" or the commercial bank's prime rate. At December 31, 2000 the LIBOR rate was 9.19% while the bank's prime rate was 9.5%, compared to 8.18% and 8.5% at December 31, 1999. There was $38.0 million outstanding under the credit facility as of December 31, 2000, and $14.0 million outstanding as of December 31, 1999. Although we have used the credit facility primarily for acquisitions, the credit facility is also available for working capital purposes.

     We funded the cash portion of the purchase price for both SCS and Fibar with the revolving credit facility from the bank. These payments were funded from short-term borrowings under the credit facility. We believe that working capital provided by our cash flow from operations and our line of credit will be sufficient to fund our operations for the foreseeable future.

     Our backlog of orders is comprised primarily of orders from our customers in the modular play equipment segment. The amount of backlog at any given point in time will vary due to customers' seasonal buying patterns and our production capacity. The backlog of orders was $6.4 million at December 31, 2000 and approximately $1.0 million at December 31, 1999.

     During 2000, we were not materially affected by changing raw materials prices except for polyethylene prices, which increased materially due to the increase in costs for all petroleum based products experienced in the United States during the year.

     During 2001, we intend to take a number of steps to address and support our growth. These steps include planning for and implementing a new information system that will provide us with the ability to consolidate administrative functions, hiring additional senior management and planning a move to a new facility in 2002 that will consolidate manufacturing of some of our product lines and allow us to vertically integrate certain components that are now being manufactured by outside suppliers.


New Accounting Standards

     In December 1999, the Securities and Exchange Commission ("SEC") issued SAB 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe our current revenue recognition policy is in compliance with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25 ("FIN 44"). This interpretation clarifies (1) the definition of employee for purposes of applying APB 25; (2) the criteria for determining whether a plan qualifies as a noncompensatory plan; (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and (4) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not impact our financial statements.


ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market rate risk for changes in interest rates is related primarily to our line of credit, which accrues interest at an adjustable rate. We do not believe that the future market risks will have material adverse impact on our financial position, results of operations or liquidity. For purposes of interest rate sensitivity, a variance in the interest rate of 1/4% will result in a change in diluted earnings per share of approximately $0.01 per share.

     Delta Play is located in Canada near Vancouver, British Columbia. Delta Play's sales to customers outside Canada and a certain amount of our raw material purchases are transacted in United States dollars. Sales to customers within Canada, labor costs and certain raw material purchases are transacted in Canadian dollars. The fluctuation in the exchange rate between United States dollars and Canadian dollars during 2000 did not materially affect our business during 2000 and we do not believe that future exchange rate fluctuations will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Item 10 is incorporated herein by reference to our proxy statement for our 2001 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2000.


ITEM 11. EXECUTIVE COMPENSATION

       The information required by Item 11 is incorporated herein by reference to our proxy statement for our 2001 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2000.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 is incorporated herein by reference to our proxy statement for our 2001 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 is incorporated herein by reference to our proxy statement for our 2001 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2000.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

         The Financial Statement Index is on Page F-1.

Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   Year Ended December 31,
Deducted from asset accounts:                2000          1999          1998
                                          ---------     ---------     ---------

Allowance for doubtful accounts
   Balance at beginning of period         $ 131,030     $ 111,144     $  45,703
   Charged to expense                       285,460       155,395        86,560
   Amount from acquisitions                  85,000           -             -
   Deducted                                (114,034)     (135,509)      (21,119)
                                          ---------     ---------     ---------
   Balance at end of period               $387, 456     $ 131,030     $ 111,144
                                          =========     =========     =========

Exhibits and Reports on Form 8-K


Exhibit                 Description
-------                 -----------
  No.
  ---
        3.1 Articles of Incorporation of Koala Corporation (5) 3.2Bylaws of Koala Corporation (5) 4.1Specimen Common Stock Certificate (1)

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

       10.5 Agreement for Sale and Purchase of Assets dated June 23, 1997 between Delta Play, Ltd., et al and Koala Corporation (3)

       10.6 Registration Rights Agreement dated June 23, 1997 between Delta Play, Ltd., and Koala Corporation (4)

       10.7 Agreement for Sale and Purchase of Assets dated August 14, 1998 between Park Structures, Inc. et al and Koala Corporation (5)

       10.8 Indenture dated March 31, 1998 among Vanac Development Corp., Delta Play Company and Koala Corporation

       10.9 Form of Revolving Credit Agreement, dated November 17, 2000, between Koala Corporation and U.S. Bank National Association (5)

      10.10 Agreement for Sale and Purchase of Assets dated March 26, 1999, by and among Superior Foam & Polymers, Inc James T. New, Jr., Kevin C. Brown and Koala Corporation (6)

      10.11 Lease Agreement Dated March 16, 2000 between Dove Valley Business Center, LLP and Koala Corporation

       21.1    Subsidiaries

       23.1    Consent of Independent Auditors

       (1) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 33-68482C.

       (2) Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1996.

       (3) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K/A filed on September 8, 1997.

       (4) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K/A filed on September 8, 1997.

       (5) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 333-61551.

       (6) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on April 2, 1999.


(b)    Reports on Form 8-K

       On November 13, 2000, the Company filed a Form 8-K reporting Item 5, regarding the Rights Plan.

       On November 21, 2000, the Company filed a Form 8-K reporting Item 5 and 7 regarding the credit agreement dated November 17, 2000 between Koala Corporation and U.S. Bank National Association.

                                   SIGNATURES

In accordance with Section 13 of the Securities and Exchange Act of 1934, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KOALA CORPORATION

Date:    April 2, 2001         By:   /s/ Mark A. Betker
         -------------              --------------------------------------
                                   Mark A. Betker, Chairman,
                                   Chief Executive Officer and President

Date:    April 2, 2001         By:   /s/ Jeffrey L. Vigil
         -------------              --------------------------------------
                                       Jeffrey L. Vigil
                                   Vice President of Finance and Administration
                                   (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                   Title                             Date

/s/ Mark A. Betker         Chairman, Chief Executive Officer       April 2, 2001
-------------------------- and President (Principal Executive
Mark A. Betker             Officer) and Director


/s/ Michael C. Franson     Director                                April 2, 2001
--------------------------
Michael C. Franson


/s/ John T. Pfannenstein   Director                                April 2, 2001
--------------------------
John T. Pfannenstein


/s/ Ellen Robinson
-------------------------- Director                                April 2, 2001
Ellen Robinson

                                KOALA CORPORATION
                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
           DECEMBER 31, 2000 AND 1999 AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2000


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page

          Report of Independent Auditors                              F-2

          Consolidated Balance Sheets                                 F-3

          Consolidated Statements of Income                           F-4

          Consolidated Statements of Shareholders' Equity             F-5

          Consolidated Statements of Cash Flows                       F-6

          Notes to Consolidated Financial Statements                  F-7

SHAREHOLDERS AND
BOARD OF DIRECTORS
KOALA CORPORATION


                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of KOALA CORPORATION (a Colorado corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KOALA CORPORATION at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ ERNST & YOUNG LLP
Denver, Colorado

March 13, 2001

KOALA CORPORATION
------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                                   December 31,
                                                                              2000             1999
                                                                              ----             ----
                 ASSETS
                 ------
Current Assets

 Cash and cash equivalents                                               $   200,786       $   173,936
 Accounts receivable, trade (less allowance for doubtful accounts
    of $387,456 in 2000 and $131,030 in 1999)                             13,636,044         9,234,685
 Tax refund receivable and other receivables                               2,221,741               -
 Inventories                                                              12,653,750         5,137,791
 Prepaid expenses and other                                                1,421,280         1,249,384
                                                                         -----------       -----------
     Total current assets                                                 30,133,601        15,795,796
Property and equipment (net of accumulated depreciation
    of $1,849,685 in 2000 and $1,060,038 in 1999)                          4,129,646         3,213,980
Identifiable intangible assets (net of accumulated amortization
    of $2,626,228 in 2000 and $1,371,326 in 1999)                         27,762,155        18,709,242
Goodwill (net of accumulated amortization
    of $1,212,083  in 2000 and $381,019 in 1999)                          29,403,998        10,839,282
                                                                         -----------       -----------
                                                                         $91,429,400       $48,558,300
                                                                         ===========       ===========

   LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                       $ 7,345,889       $ 2,210,583
  Accrued expenses and other                                               3,719,554           955,731
                                                                         -----------       -----------
     Total current liabilities                                            11,065,443         3,166,314
                                                                         -----------       -----------

Long Term Liabilities:
  Deferred income taxes and other                                          1,634,699         1,086,270
  Acquisition liability                                                    1,000,000               -
  Credit facility                                                         37,990,000        13,979,000
                                                                         -----------       -----------
     Total long term liabilities                                          40,624,699        15,065,270
                                                                         -----------       -----------

     Total liabilities                                                    51,690,142        18,231,584
                                                                         -----------       -----------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
    no shares issued and outstanding                                            -                 -
  Common stock, $.10 par value, 10,000,000 shares authorized;
    issued and outstanding 6,872,334 in 2000 and 6,397,128 in 1999           687,233           639,713
  Notes receivable from officer                                             (695,171)         (383,505)
  Additional paid-in capital                                              20,256,774        14,596,294
  Accumulated other comprehensive loss                                       (47,234)          (31,038)
  Retained earnings                                                       19,537,656        15,505,252
                                                                         -----------       -----------
      Total shareholders' equity                                          39,739,258        30,326,716
                                                                         -----------       -----------
                                                                         $91,429,400       $48,558,300
                                                                         ===========       ===========

                 See notes to consolidated financial statements
                                       F-3

KOALA CORPORATION
--------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                           Years ended December 31,
                                                     2000           1999            1998
                                                ------------    ------------    ------------
Sales                                           $ 59,706,017    $ 37,134,712    $ 19,100,765
Cost of sales                                     32,818,990      18,092,588       8,627,979
                                                ------------    ------------    ------------
Gross profit                                      26,887,027      19,042,124      10,472,786

Selling, general and administrative expenses      15,955,129       9,467,210       5,485,198
Amortization of intangibles                        2,084,505         958,524         297,600
                                                ------------    ------------    ------------
Income from operations                             8,847,393       8,616,390       4,689,988

Other (income) expense:
  Interest expense                                 2,919,465         902,169            --
  Interest income                                    (10,138)         (1,362)        (78,712)
  Other income                                      (352,735)           --              --
                                                ------------    ------------    ------------
Income before income taxes                         6,290,801       7,715,583       4,768,700

Provision for income taxes                         2,258,397       2,624,459       1,669,044
                                                ------------    ------------    ------------
Net income                                      $  4,032,404    $  5,091,124    $  3,099,656
                                                ============    ============    ============


Net income per share - basic                    $       0.60    $       0.81    $       0.61
                                                ============    ============    ============

Net income per share - diluted                  $       0.58    $       0.78    $       0.60
                                                ============    ============    ============

Weighted average shares outstanding - basic        6,769,508       6,256,729       5,072,116
                                                ============    ============    ============

Weighted average shares outstanding - diluted      7,000,986       6,516,075       5,198,010
                                                ============    ============    ============

                 See notes to consolidated financial statements

KOALA CORPORATION
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                           Accumulated
                                                          Common       Note      Additional                   Other
                                    Common Stock         Stock to   Receivable    Paid-In      Retained   Comprehensive
                                   Shares    Amount     be Issued    Officer      Capital      Earnings    Income (Loss)   Total
                                 ---------  --------    ----------  ---------    ----------   ----------  ------------- ----------
Balance, December 31, 1997       5,054,724  $505,472      $ -         $ -        $5,055,252   $7,314,472    ($25,124)  $12,850,072

Net income                                                                                     3,099,656                 3,099,656
Foreign currency translation
   adjustment                                                                                                (96,036)      (96,036)
                                                                                                                        ----------
Comprehensive income                                                                                                     3,003,620
Issuance of common stock for
   secondary offering,
   net of expense                  640,000    64,000                              4,280,186                              4,344,186
Common stock to be issued for
   acquisition of Park Structures                       1,297,903                                                        1,297,903
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 1998       5,694,724   569,472    1,297,903         -       9,335,438   10,414,128    (121,160)   21,495,781

Net income                                                                                     5,091,124                 5,091,124
Foreign currency translation
   adjustment                                                                                                 90,122        90,122
                                                                                                                        ----------
Comprehensive income                                                                                                     5,181,246
Issuance of common stock for
   cash, net of expenses           360,000    36,000                              2,564,996                              2,600,996
Issuance of common stock for
   acquisitions                    257,754    25,776   (1,297,903)                2,332,829                              1,060,702
Issuance of common stock for
   stock options                    84,650     8,465                                363,031                                371,496
Note receivable from officer,
   including accrued interest                                        (383,505)                                            (383,505)
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 1999       6,397,128   639,713          -      (383,505)   14,596,294   15,505,252     (31,038)   30,326,716

Net income                                                                                     4,032,404                 4,032,404
Foreign currency translation
   adjustment                                                                                                (16,196)      (16,196)
                                                                                                                        ----------
Comprehensive income                                                                                                     4,016,208
Issuance of common stock for
   acquisitions                    475,206    47,520                              5,660,480                              5,708,000
Note receivable from officer,
   including accrued interest                                        (311,666)                                            (311,666)
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 2000       6,872,334  $687,233      $ -       ($695,171)  $20,256,774  $19,537,656    ($47,234)  $39,739,258
                                 =================================================================================================


                 See notes to consolidated financial statements

KOALA CORPORATION
------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended December 31,
                                                                     2000            1999            1998
                                                                ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                                    $  4,032,404    $  5,091,124    $  3,099,656
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation                                                   789,647         500,970         238,269
      Amortization                                                 2,084,505         958,524         297,600
      Deferred income taxes                                          424,580         410,613         222,267
      Accrued interest on notes receivable from officer              (68,666)        (13,505)           --

      Changes  in operating assets and liabilities:
         Accounts receivable, trade                                  (98,511)     (2,786,346)     (1,439,825)
         Tax refund receivable and other receivables              (2,221,741)       (144,980)           --
         Inventories                                              (6,134,713)       (958,852)       (910,071)
         Prepaid expenses and other                                  114,698        (280,382)       (250,959)
         Accounts payable                                          3,780,931         425,737         342,466
         Accrued expenses, income taxes, and unearned revenue     (3,084,970)        514,701          86,217
                                                                ------------    ------------    ------------
Net cash provided by (used in) operating activities                 (381,836)      3,717,604       1,685,620
                                                                ------------    ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                          (798,364)     (1,106,736)       (519,918)
      Acquisitions, net of cash acquired                         (22,339,742)    (25,391,976)       (741,627)
       Intangibles and other                                        (205,012)       (130,169)        (89,869)
      Advance to officer                                            (243,000)           --              --
                                                                ------------    ------------    ------------
Net cash used in investing activities                            (23,586,118)    (26,628,881)     (1,351,414)
                                                                ------------    ------------    ------------

Cash flows from financing activities:
      Sale of common stock, net of expenses                             --         2,600,996       4,344,186
      Net proceeds from credit facility                           24,011,000      13,979,000            --
                                                                ------------    ------------    ------------
Net cash provided by financing activities                         24,011,000      16,579,996       4,344,186
                                                                ------------    ------------    ------------

Effect of exchange rate changes on cash and cash equivalents         (16,196)         11,647         (17,499)

Net increase (decrease) in cash and cash equivalents                  26,850      (6,319,634)      4,660,893

Cash and cash equivalents at beginning of period                     173,936       6,493,570       1,832,677
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of period                      $    200,786    $    173,936    $  6,493,570
                                                                ============    ============    ============


                 See notes to consolidated financial statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

  1.     Summary of significant accounting policies:

         Nature of operations:

         Koala Corporation and its wholly owned subsidiaries (the "Company") is a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience and activity products, children's indoor and outdoor modular play equipment and playground surfacing systems. The consolidated financial statements include the accounts of Koala Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


         Use of estimates:

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.


         Financial instruments:

         The fair value of financial instruments, consisting of investments in cash, cash equivalents, receivables, obligations under accounts payable, and debt instruments, is based on interest rates available to the Company and comparisons to quoted prices. At December 31, 2000 and 1999, the fair value of these financial instruments approximates carrying value.

         Cash and cash equivalents include cash on hand, demand deposits, savings accounts, and short-term investments with original maturities of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company's primary bank may be in excess of the FDIC insurance limit. Cash in money market mutual funds is not federally insured. The Company performs periodic evaluations of the relative credit standing of these financial institutions. As of December 31, 2000 and 1999, cash and cash equivalents consisted solely of cash in the primary banking institution.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

1.       Summary of significant accounting policies (continued):

         Inventories:

         Inventories are stated at the lower of cost (including overhead) or market (first-in, first-out). As of December 31, 2000 and 1999, inventories consisted of the following:


                                                     2000               1999
                                                     ----               ----
         Raw materials                           $ 5,327,158       $ 2,116,864
         Work-in-process and finished goods        7,326,592         3,020,927
                                                 -----------       -----------
                                                 $12,653,750       $ 5,137,791
                                                 ===========       ===========

         Property and equipment:

         Property and equipment is stated at the lower of depreciated cost or net realizable value. Depreciation and amortization is being provided on the straight-line method over the estimated useful life of the asset. The following is a schedule of estimated useful lives of property and equipment:

                  Furniture and fixtures                           7 years
                  Tooling and molds                           6 - 10 years
                  Shop and office equipment                   3 - 10 years
                  Leasehold improvements                      3 -  5 years


         Property and equipment consist of the following at December 31:


                                                         2000             1999
                                                         ----             ----

            Tooling  and molds                       $1,978,584       $1,670,917
            Office equipment                          1,554,257        1,044,143
            Leasehold improvements                    1,072,648          739,981
            Furniture and fixtures                      651,752          423,204
            Shop equipment                              722,090          395,773
                                                     ----------       ----------
                                                      5,979,331        4,274,018

            Less:  accumulated depreciation           1,849,685        1,060,038
                                                     ----------       ----------
                                                     $4,129,646       $3,213,980
                                                     ==========       ==========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

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


         Revenue recognition:

         The Company recognizes revenues at the time its products are shipped, except for SCS Interactive where the percentage of completion method of accounting is utilized because the build to install timeline of its jobs are of longer duration.


         Research and development costs:

         Research and development costs are expensed when incurred. The Company's research and development costs were not significant in 2000, 1999 or 1998.

         Advertising costs:

         Advertising costs are expensed when incurred. Advertising expense for the periods ended December 31, 2000, 1999 and 1998 were $1,810,500, $1,301,422 and $443,309 respectively.

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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

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


2.       Acquisitions:

         Acquisition of Fibar Systems:

         Effective August 23, 2000, the Company purchased substantially all of the assets of Fibar, Inc. ("Fibar"), a provider of playground surfacing solutions located in Armonk, New York. Results of operations of Fibar have been included in the Company's consolidated statement of income since the effective date of the transaction.

         The purchase price consisted of cash and Koala Corporation common stock. A cash payment of $5,350,000 was made at closing, which was based on the cash component of the purchase price less holdbacks equal to $500,000. The cash component was financed primarily from an advance on the Company's line of credit. The stock component resulted in the issuance of 49,445 shares of Koala common stock valued at $650,000. In addition, costs of $400,039 were incurred in connection with this acquisition. Initial consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to goodwill.

          Acquisition of SCS Interactive:

         Effective March 1, 2000, the Company purchased all of the outstanding common stock of SCS Interactive, Inc. ("SCS"), a provider of interactive water play products located in Tillamook, Oregon. Results of operations of SCS have been included in the Company's consolidated statement of income since the effective date of the transaction.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

2.       Acquisitions (continued):

          Acquisition of SCS Interactive (continued):

         The purchase price consisted of cash and Koala Corporation common stock. A cash payment of $18,052,903 was made at closing, which was based on the cash component of the purchase price less holdbacks equal to $2,181,097. The cash component was financed primarily from an advance on the Company's line of credit. The stock component resulted in the issuance of 425,761 shares of Koala common stock valued at $5,058,000. In addition, costs of approximately $400,000 were incurred in connection with this acquisition. Initial consideration and acquisition costs were allocated to tangible assets based on relative fair value, with the remaining balance allocated to patents, other intellectual property and goodwill.

         The pro forma unaudited results of operations of the Company for the twelve months ended December 31, 2000 and 1999 assuming consummation of the purchase of SCS as of January 1, are as follows:


                                                     2000                1999
                                                     ----                ----
         Sales                                $  63,370,417       $  55,961,476
         Net income                           $   4,064,394       $   5,247,809
         Net income per share - diluted       $        0.57       $        0.76

         The above pro forma information does not include the pro forma results of Fibar, as such amounts are immaterial.


3.       Credit facility:

         The Company increased its secured line of credit to $45.0 million on November 17, 2000. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" or a commercial bank's prime rate (9.19% and 9.50% at December 31, 2000 and 8.18% and 8.50% at December 31, 1999, respectively). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

4.       Supplemental financial information:


                                     2000             1999             1998
                                     ----             ----             ----
         Interest received      $   21,044       $    8,586       $   83,043
                                ==========       ==========       ==========
         Interest paid          $2,932,413       $  772,074             --
                                ==========       ==========       ==========

         Income taxes paid      $3,272,029       $2,370,282       $1,420,483
                                ==========       ==========       ==========




5.       Commitments and contingencies:

         Operating lease:

         The Company has entered into operating leases for facilities located in Denver, Colorado, Coral Springs, Florida, Tillamook, Oregon, Armonk, New York, Wimberley, Texas, and Delta, British Columbia, Canada.

         The lease terms vary and run through December 31, 2010. All leases call for monthly base rents, with the Company responsible for its share of common building operating costs, payable on a monthly basis.

         Facilities rent expense was $968,200, $695,885 and $338,277 for years ending December 31, 2000, 1999 and 1998 respectively. Total minimum operating lease commitments are as follows:






                 Year Ending December 31,                    Amount
                 ------------------------                    ------
                           2001                          $   924,979
                           2002                            1,140,678
                           2003                              844,493
                           2004                              716,688
                           2005                              730,968
                        thereafter                         4,411,596
                                                         -----------
                                                         $ 8,769,402
                                                         ===========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

5.       Commitments and contingencies (continued):

         Warranties:

         The Company provides a replacement guarantee for one year from purchase protecting against damage from natural disasters or vandalism subject to a $100 deductible. The Company also provides a five-year warranty on parts and labor covering any defects in workmanship. The Company has experienced minimal returns and warranty claims, except for SCS where a warranty accrual of .75% of 2000 sales has been recorded.


6.       Stock options:

         The Company adopted a Stock Option Plan (1993 Plan) in August 1993. The 1993 Plan provides that options to purchase up to 200,000 shares of common stock may be granted. The Company adopted a second plan in November 1995 (1995 Plan) which provides that additional options to purchase up to 800,000 shares of common stock may be granted. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The option term varies, as well as the vesting periods, at the discretion of the Board of Directors.

         In January 1998, the Company authorized the amendment and restatement of the 1995 Plan to grant an additional 500,000 shares and allow the transfer of non-qualified stock options to family members without Board of Directors' approval or to non-employees with Board of Directors' approval. The amendment and restatement was approved by the Company's shareholders' at its annual shareholders' meeting in May 1998.

         The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:


              Assumption                     2000          1999          1998
              ----------                     ----          ----          ----
         Dividend yield                      0.0%          0.0%          0.0%
         Risk-free interest rate
              5 year                         5.00%         6.25%         6.25%
         Expected life                     5 years       5 years       5 years
         Expected volatility                47.20%        42.50%        43.00%

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

6.       Stock options (continued):


         The Company applies APB Opinion 25 in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for the plans in 2000, 1999 or 1998. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been presented as follows:



        Net income                      2000            1999            1998
        ----------                      ----            ----            ----

             As reported             $4,032,404     $5,091,124     $   3,099,656
                                     ==========     ==========     =============

             Pro forma (FASB 123)    $3,471,723     $4,721,877     $   2,742,162
                                     ==========     ==========     =============

        Basic earnings per share
        ------------------------

             As reported               $  .60         $  .81         $   .61
                                       ======         ======         =======

             Pro forma (FASB 123)      $  .51         $  .75         $   .54
                                       ======         ======         =======

        Diluted earnings per share
        --------------------------

             As reported               $  .58         $  .78         $   .60
                                       ======         ======         =======

             Pro forma (FASB 123)      $  .50         $  .72         $   .53
                                       ======         ======         =======



    Following is a summary of the status of the plans during 2000,1999 and 1998:



                                              2000         1999        1998
                                              ----         ----        ----
        Options exercisable                614,800      422,000     344,000
                                           ========     ========    ========

        Weighted average fair value  of
        options granted during the year     $ 6.84       $ 5.65      $ 4.37
                                            ======       ======      ======

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

6.       Stock options (continued):


    Following is a summary of the status of the plans during 2000,1999 and 1998:

                                             Number of   Weighted Average
                                               Shares     Exercise Price        Price
                                               ------     --------------        -----
          Outstanding, December 31, 1997      566,000     $    5.76        $4.63 to $7.50

            Granted                           260,000     $    9.31       $7.25 to $11.50

            Forfeited                         (20,000)    $    6.50       $    6.50
                                              --------

          Outstanding, December 31, 1998      806,000     $    6.89       $4.63 to $11.50

            Granted                           261,000     $   12.20       $9.69 to $16.38

            Exercised                        (102,000)    $    5.43       $4.63 to $9.00
                                             ---------

          Outstanding, December 31, 1999      965,000     $    8.47       $4.63 to $16.38

            Granted                           128,500     $   12.99       $10.00 to $15.00

            Forfeited                         (39,000)    $   10.51       $7.25 to $16.00
                                             ---------

          Outstanding, December 31, 2000     1,054,500    $    8.95       $4.63 to $16.38
                                             =========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

6.       Stock options (continued):

         A summary of the status of fixed options outstanding at December 31, 2000 is as follows:

                                             Outstanding Options     Exercisable Options
                                             -------------------     -------------------
                                           Weighted
                                            Average       Weighted              Weighted
                                           Remaining       Average              Average
                                          Contractual     Exercise              Exercise
                 Price          Number       Life          Price     Number       Price
                 -----          ------       ----          -----     ------       -----
           $4.63 to $7.50      484,000    5.2 years    $    5.98     456,000   $    5.91


          $8.00 to $11.50      272,500    7.6 years    $    9.91     90,800    $    9.71


         $12.50 to $16.38      298,000    8.8 years    $   12.91     68,000    $   12.51


7.       Income taxes:

         The components of the provision for income tax were:

                                        -------------------------------------------------
                                                              2000
                                        -------------------------------------------------
                                          Federal      Foreign       State       Total

         Current tax expense            $1,694,268   $        0   $  139,549   $1,833,817
         Deferred tax expense              413,557            0       11,023      424,580
                                        ----------   ----------   ----------   ----------
         Provision for income taxes     $2,107,825   $        0   $  150,572   $2,258,397
                                        ==========   ==========   ==========   ==========

                                        -------------------------------------------------
                                                              1999
                                        -------------------------------------------------
                                          Federal      Foreign       State       Total
         Current tax expense            $1,903,943   $  155,129   $  154,774   $2,213,846
         Deferred tax expense              366,565         --         44,048      410,613
                                        ----------   ----------   ----------   ----------
         Provision for income taxes     $2,270,508   $  155,129   $  198,822   $2,624,459
                                        ==========   ==========   ==========   ==========

                                        -------------------------------------------------
                                                              1998
                                        -------------------------------------------------
                                          Federal      Foreign       State       Total
         Current tax expense            $1,153,496   $  234,048   $   59,233   $1,446,777
         Deferred tax expense              216,860         --          5,407      222,267
                                        ----------   ----------   ----------   ----------
         Provision for income taxes     $1,370,356   $  234,048   $   64,640   $1,669,044
                                        ==========   ==========   ==========   ==========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

7.       Income taxes (continued):

         The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                    2000            1999
                                                    ----            ----
         Deferred tax assets:
           Allowance for doubtful accounts      $  140,634       $   46,387
                                                ----------       ----------

         Deferred tax liabilities:
           Depreciation                            340,000          259,000
           Amortization                          1,242,000          804,000
                                                ----------       ----------
                                                 1,582,000        1,063,000
                                                ----------       ----------
         Net deferred tax liability             $1,441,336       $1,016,613
                                                ==========       ==========



         The effective tax rate differs from the statutory rate as follows:

                                                                2000    1999      1998
                                                                ----    ----      ----
         Federal statutory rate                                 34.0%    34.0%    34.0%
         Foreign taxes in excess of federal statutory rate       0.0      2.0      4.9
         Tax benefit of foreign tax credit                      (0.0)    (2.0)    (4.9)
         State income taxes - net of federal effect              2.5      1.3       .8
         Effect of difference in tax basis of goodwill           1.5     (0.5)    (0.8)
         Foreign sales corporation benefit                      (1.8)    (1.3)    (1.1)
         Miscellaneous tax adjustments                           (.3)      .5      2.1
                                                                ----     ----     ----
         Effective tax rate                                     35.9%    34.0%    35.0%
                                                                ====     ====     ====


8.       Major suppliers:

         For the periods ended December 31, 2000, 1999, and 1998 the Company purchased a significant amount of component parts from three and four vendors, which accounted for approximately 15%, 18% and 38% of the Company's total cost of sales, respectively.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

9.       401(k) Plan:

         Effective January 1997, the Company adopted a 401(k) Plan for the benefit of substantially all of its U.S. employees meeting specified eligibility requirements. The Plan permits contributions by the Company but does not require them. The Company made no material contributions to the Plan during 2000, 1999 or 1998. The Company also maintained a second plan in 2000 that related to the purchase of SCS Interactive on March 1, 2000. Contributions to this plan are matched up to 3% of the participants' deferred compensation. During the year ended December 31, 2000, the Company contributed $67,783 to this 401(k) profit sharing plan.


10.      Preferred stock and shareholder rights plan:

         During 1996 the shareholders voted to amend the Articles of Incorporation to provide for the issuance of 1,000,000 shares of no par value preferred stock. At December 31, 2000 and December 31, 1999, none were outstanding. The Board of Directors is granted authority to determine dividends and other rights and preferences for the preferred stock.

         On October 31, 2000, the Board of Directors declared, to shareholders of record at the close of business on November 13, 2000, a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of common stock, par value $.10 per share, of the Company. As a result, there are 35,000 shares of preferred stock reserved for issuance relating to such rights. Each share of subsequently issued common stock also incorporates one Right. The Rights will expire on November 7, 2010. Each Right entitles shareholders, in certain circumstances, to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock (the"Junior Preferred Shares") of the Company at the initial purchase price of $50.00 per one one-thousandth of a Junior Preferred Share.

         The Rights are exercisable and transferable apart from the common stock only if a person or group (other than certain exempt persons) acquires beneficial ownership of 20% or more of the common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the common stock.

         The Company is generally entitled to redeem the Rights at $.001 per Right at any time until a person or group has become the beneficial owner of 20% or more of the common stock. Under the Rights "flip-in" feature, if any such person or group becomes the beneficial owner of 20% or more of the common stock, then each Right not owned by such person or group will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock having a market value of two times the purchase price of the Right.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

10.      Preferred stock and shareholder rights plan (continued):

         Under the Rights "flip-over" provision, if, after any person or group (other than certain exempt persons) becomes the beneficial owner of 20% or more of the common stock, the Company is involved in a merger or other business combination transaction with another person, or sells 50% or more of its assets or earning power in one or more transactions, each Right will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock of such other person having a market value of twice the Right's purchase price.

         The Junior Preferred Stock will not be redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, will be subordinate to all other series of the Company's preferred stock. Each share of Junior Preferred Stock will represent the right to receive, when and if declared, a quarterly dividend at an annual rate equal to the greater of $0.01 per share or 1,000 times the quarterly per share cash dividends declared on the common stock during the immediately preceding fiscal year. In addition, each share of Junior Preferred Stock will represent the right to receive 1,000 times any non-cash dividends (other than dividends payable in common stock) declared on the common stock, in like kind.

         In the event of the liquidation, dissolution, or winding up of the Company, each share of Junior Preferred Stock will represent the right to receive a liquidation payment in an amount equal to the greater of $1.00 per share or 1,000 times the liquidation payment made per share of common stock. Each share of Junior Preferred Stock will have 1,000 votes, voting together with the common stock. In the event of any merger, consolidation, or other transaction in which common shares are exchanged, each share of Junior Preferred Stock will represent the right to receive 1,000 times the amount received per share of common stock. The rights of the Junior Preferred Stock as to dividends, liquidation, voting rights and merger participation are protected by anti-dilution provisions.


11.      Geographic and business segments:

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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

11.      Geographic and business segments (continued):

         The Company's modular play equipment includes indoor/outdoor play equipment and playground surfacing materials. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers' needs and desires. These products are manufactured by the Company at its facilities located in British Columbia, Florida, and Oregon. The playground surfacing materials are manufactured by a national network of sub-contractors. These products are sold direct and through manufacturers' representatives/dealers. The Company recognizes revenue at the time its products are shipped, or by the percentage of completion method of accounting for those projects where the build to install timeline is of longer duration.

         The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders' relations costs. The following table presents sales and other financial information by business segment (in thousands):



                                        ---------------------------------------
                                                         2000
                                        ---------------------------------------
                                          Convenience
                                          and Activity  Modular Play
                                           Products      Equipment        Total
                                        ----------------------------------------

         Sales                            $17,033        $42,673        $59,706
         Operating income                   4,482          4,365          8,847
         Capital expenditures                 289            509            798
         Total assets                      19,588         71,383         90,971


                                        ---------------------------------------
                                                         1999
                                        ---------------------------------------
                                          Convenience
                                          and Activity  Modular Play
                                           Products      Equipment        Total
                                        ----------------------------------------

         Sales                             $16,109        $21,026        $37,135
         Operating income                    5,076          3,540          8,616
         Capital expenditures                  779            328          1,107
         Total assets                       18,865         29,693         48,558

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

11.      Geographic and business segments (continued):



                                         ---------------------------------------
                                                          1998
                                         ---------------------------------------
                                           Convenience
                                           and Activity  Modular Play
                                            Products      Equipment        Total
                                         ---------------------------------------

         Sales                             $11,946        $ 7,155        $19,101
         Operating income                    3,661          1,029          4,690
         Capital expenditures                  294            225            519
         Total assets                       15,209         26,396         41,605


         Geographic area data:

         Geographically, sales, operating income and identifiable assets for non-domestic entities for the years ended December 31, 2000, 1999 and 1998 were $4,270,016,$7,205,284, and $6,690,230, $(349,606), $924,369
         and $1,133,917, and $3,582,352, $3,700,731 and $2,737,443 respectively.
         There were no material amounts of sales or transfers among geographic areas during 2000, 1999 or 1998.


 12.     Quarterly Financial Data-Unaudited
         (in thousands, except per share data):

                                             -------------------------------------------------------------------
                                                                         Quarter Ended
                                             -------------------------------------------------------------------
                    2000                      March 31            June 30         September 30       December 31
                    ----                      --------            -------         ------------       -----------
            Sales                              $11,480            $17,162           $16,399            $14,665
            Gross profit                         5,705              7,996             8,122              5,064
            Net income (loss)                    1,263              1,883             1,567              (681)
            Basic earnings (loss) per share        .19                .28               .23              (.10)
            Diluted earnings (loss) per share      .19                .27               .22              (.10)

                                             -------------------------------------------------------------------
                                                                         Quarter Ended
                                             -------------------------------------------------------------------
                    1999                      March 31            June 30         September 30       December 31
                    ----                      --------            -------         ------------       -----------
            Sales                              $7,299             $9,151           $10,544            $10,141
            Gross profit                        3,693              4,753             5,301              5,295
            Net income                            949              1,266             1,477              1,399
            Basic earnings per share              .16                .20               .23                .22
            Diluted earnings per share            .15                .19               .22                .21

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

13.      Notes receivable from officer:

         During the third and fourth quarters of 1999 and the second quarter of 2000, the Company made secured loans to an officer of the Company. At December 31, 2000, the Company had a receivable of $695,171 from this officer, including accrued interest for the purpose of the officer's exercise of vested stock options. The notes are full recourse, secured by marketable securities of the officer and interest bearing at an adjustable rate equal to a commercial bank's prime rate. The note that was originally due February 12, 2001 was extended until February 12, 2002. As a result, these notes are due on May 3, 2001 and February 12, 2002. The notes have been recorded as a reduction of shareholders' equity in the Company's balance sheet at December 31, 2000 and 1999.

                                                                    EXHIBIT 21.1

Subsidiaries of the Company


      Name of Subsidiary                 Jurisdiction of Incorporation            Percentage Ownership
      ------------------                 -----------------------------            --------------------
      Delta Play (US), Inc.              State of Colorado                                 100%

      Delta Play Company                 Province of Nova Scotia, Canada                   100%

      PS Florida, Inc.                   State of Colorado                                 100%

      Koala Foreign Sales Corporation    Barbados                                          100%

      SCS Interactive, Inc.              State of Oregon                                   100%

      Koala Surfaces, Inc.               State of Colorado                                 100%

                                                                    EXHIBIT 23.1

                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement on Form S-8 pertaining to the 1995 Stock Option Plan of Koala Corporation of our report dated March 13, 2001, with respect to the consolidated financial statements of Koala Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2000.


/s/ERNST & YOUNG LLP

Denver, Colorado
April 2, 2001