Form 10-K/A
period 2000-12-31
KOALA CORP /CO/
filed 2001-04-23
CIK 913285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                Amendment No. 1

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

                                EXPLANATORY NOTE

This filing amends (a) certain information relating to our line of credit contained in Item 7 and in our financial statements, (b) segment information contained in Note 11 to our financial statements, (c) the exhibit index contained in Item 14 to reflect this amendment. No other items have been amended.

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

     We increased our secured line of credit with a bank from $15.0 million at December 1999 to $45.0 million on November 17, 2000. The credit facility matures March 1, 2003. Loans under the facility are secured by all of our assets. The interest rate on amounts borrowed under the line of credit is based on the applicable "Reserve Adjusted LIBOR rate" or the commercial bank's prime rate. At December 31, 2000 the LIBOR rate was 9.19% while the bank's prime rate was 9.5%, compared to 8.18% and 8.5% at December 31, 1999. The aggregate outstanding balance under the credit facility may not exceed 3.5 times consolidated EBITDA (as defined in the loan agreement), determined quarterly on a four quarter trailing basis. Based on the December 31, 2000 financial statements, the aggregate balance available will be $41,000,000, effective March 31, 2001. There was $38.0 million outstanding under the credit facility as of December 31, 2000, and $14.0 million outstanding as of December 31, 1999. Although we have used the credit facility primarily for acquisitions, the credit facility is also available for working capital purposes.

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

       10.6 Registration Rights Agreement dated June 23, 1997 between Delta Play, Ltd., and Koala Corporation (4)

       10.7 Agreement for Sale and Purchase of Assets dated August 14, 1998 between Park Structures, Inc. et al and Koala Corporation (5)

       10.8 Indenture dated March 31, 1998 among Vanac Development Corp., Delta Play Company and Koala Corporation

       10.9 Form of Revolving Credit Agreement, dated November 17, 2000, between Koala Corporation and U.S. Bank National Association (5)

      10.10 Agreement for Sale and Purchase of Assets dated March 26, 1999, by and among Superior Foam & Polymers, Inc James T. New, Jr., Kevin C. Brown and Koala Corporation (6)

      10.11 Lease Agreement Dated March 16, 2000 between Dove Valley Business Center, LLP and Koala Corporation (7)

       21.1    Subsidiaries (7)

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

       (3) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K/A filed on September 8, 1997.

       (4) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K/A filed on September 8, 1997.

       (5) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 333-61551.

       (6) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on April 2, 1999.

       (7) Integrated by reference to the exhibits included in the Company Form 10-K filed on April 2, 2001.

(b)    Reports on Form 8-K

       On November 13, 2000, the Company filed a Form 8-K reporting Item 5, regarding the Rights Plan.

       On November 21, 2000, the Company filed a Form 8-K reporting Item 5 and 7 regarding the credit agreement dated November 17, 2000 between Koala Corporation and U.S. Bank National Association.

                                   SIGNATURES

In accordance with Section 13 of the Securities and Exchange Act of 1934, the registrant caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KOALA CORPORATION

Date:    April 20, 2001         By: /s/ Mark A. Betker
         -------------              --------------------------------------
                                   Mark A. Betker, Chairman,
                                   Chief Executive Officer and President

Date:    April 20, 2001         By: /s/ Jeffrey L. Vigil
         -------------              --------------------------------------
                                   Jeffrey L. Vigil
                                   Vice President of Finance and Administration
                                   (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                   Title                             Date

/s/ Mark A. Betker         Chairman, Chief Executive Officer      April 20, 2001
-------------------------- and President (Principal Executive
Mark A. Betker             Officer) and Director


/s/ Michael C. Franson     Director                               April 20, 2001
--------------------------
Michael C. Franson


/s/ John T. Pfannenstein   Director                               April 20, 2001
--------------------------
John T. Pfannenstein


/s/ Ellen Robinson
-------------------------- Director                               April 20, 2001
Ellen Robinson

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


3.       Credit facility:

         The Company increased its secured line of credit to $45.0 million on November 17, 2000. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The aggregate outstanding balance under the credit facility may not exceed 3.5 times consolidated EBITDA (as defined in the loan agreement), determined quarterly on a four quarter trailing basis. Based on the December 31, 2000 financial statements, the aggregate balance available will be $41,000,000, effective March 31, 2001. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" or a commercial bank's prime rate (9.19% and 9.50% at December 31, 2000 and 8.18% and 8.50% at December 31, 1999, respectively). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line.

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

         The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders' relations costs. The following table presents sales and other financial information by business segment (in thousands):



                                        ---------------------------------------
                                                         2000
                                        ---------------------------------------
                                          Convenience
                                          and Activity  Modular Play
                                           Products      Equipment        Total
                                        ----------------------------------------

         Sales                            $17,033        $42,673        $59,706
         Operating income                   4,482          4,365          8,847
         Capital expenditures                 289            509            798
         Total assets                      21,037         70,392         91,429


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

                                                                    EXHIBIT 23.1

                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement on Form S-8 pertaining to the 1995 Stock Option Plan of Koala Corporation of our report dated March 13, 2001, with respect to the consolidated financial statements of Koala Corporation included in the Annual Report on Form 10-K/A for the year ended December 31, 2000.


/s/ERNST & YOUNG LLP

Denver, Colorado
April 20, 2001