Form 10-Q
period 2001-03-31
KOALA CORP /CO/
filed 2001-05-15
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                                 --------------

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
                        For the transition period from to

                         Commission file number 0-22464
                         ------------------------------

                                KOALA CORPORATION
                          ---------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

         Colorado                                    84-1238908
------------------------------------        ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                 11600 E. 53rd Avenue, Unit D, Denver, CO 80239
                    (Address of principal executive offices)
                                 (303) 574-1000
                           (Issuer's telephone number)

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

The number of shares outstanding of the issuer's common stock, $.10 par value, as of May 15, 2001 was 6,872,334 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

KOALA CORPORATION
----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                   March 31,      December 31,
                                                                     2001            2000
                                                                -------------   --------------
                                                                  (unaudited)
                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                     $     19,428    $    200,786
  Trade accounts receivable, net                                  12,753,218      13,636,044
  Tax refund receivable and other receivables                      1,936,785       2,221,741
  Inventories                                                     12,935,400      12,653,750
  Prepaid expenses and other                                       2,528,929       1,421,280
                                                                ------------    ------------
     Total current assets                                         30,173,760      30,133,601
                                                                ------------    ------------
Property and equipment, net                                        4,098,097       4,129,646
Identifiable intangible assets, net                               27,418,550      27,762,155
Goodwill, net                                                     29,162,193      29,403,998
                                                                ------------    ------------
                                                                $ 90,852,600    $ 91,429,400
                                                                ============    ============

                     LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $  4,518,077    $  7,345,889
  Accrued expenses and other                                       5,046,356       3,719,554
                                                                ------------    ------------
     Total current liabilities                                     9,564,433      11,065,443
                                                                ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other                                  1,566,092       1,634,699
  Acquisition liability                                                 --         1,000,000
  Credit facility                                                 39,530,000      37,990,000
                                                                ------------    ------------
     Total long term liabilities                                  41,096,092      40,624,699
                                                                ------------    ------------

Total liabilities                                                 50,660,525      51,690,142
                                                                ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none                                      --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding 6,872,334 in 2001and 2000                687,233         687,233
  Note receivable from officer                                      (695,171)       (695,171)
  Additional paid-in capital                                      20,256,774      20,256,774
  Accumulated other comprehensive loss                              (69,347)        (47,234)
  Retained earnings                                               20,012,586      19,537,656
                                                                ------------    ------------
 Total shareholders' equity                                       40,192,075      39,739,258
                                                                ------------    ------------
                                                                $ 90,852,600    $ 91,429,400
                                                                ============    ============

          See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
---------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended March 31,
                                                        2001            2000
                                                        ----            ----
                                                    (unaudited)     (unaudited)

Sales                                              $ 13,785,668    $ 11,479,707
Cost of sales                                         7,436,135       5,774,786
                                                   ------------    ------------
Gross profit                                          6,349,533       5,704,921
Selling, general and administrative expenses          4,188,548       2,971,928
Amortization of intangibles                             597,477         351,611
                                                   ------------    ------------
Income from operations                                1,563,508       2,381,382
Other (income) expense:
  Interest expense                                      848,928         431,223
  Other income and expense                              (45,306)        (70,860)
                                                   ------------    ------------
Income before income taxes                              759,886       2,021,019
Provision for income taxes                              284,956         757,882
                                                   ------------    ------------
Net income                                         $    474,930    $  1,263,137
                                                   ============    ============

Net income per share - basic                       $       0.07    $       0.19
                                                   ============    ============
Net income per share - diluted                     $       0.07    $       0.19
                                                   ============    ============
Weighted average shares outstanding - basic           6,872,334       6,539,047
                                                   ============    ============
Weighted average shares outstanding - diluted         6,897,170       6,774,282
                                                   ============    ============


          See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
---------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                      2001          2000
                                                                      ----          ----
                                                                  (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income                                                   $    474,930    $  1,263,137
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                  198,683         193,158
      Amortization                                                  597,477         351,611

      Changes in operating assets and liabilities:
         Trade accounts receivable and other receivables          1,167,782         101,538
         Inventories                                               (281,650)     (1,170,421)
         Prepaid expenses and other                              (1,107,649)     (1,052,750)
         Accounts payable                                        (2,827,812)      1,221,336
         Accrued expenses and income taxes                          245,648        (698,011)
                                                               ------------    ------------
Net cash provided by (used in) operating activities              (1,532,591)        209,598
                                                               ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                         (167,134)       (108,717)
      Acquisitions, net of cash acquired                               --       (17,685,226)
      Patents and other                                              (7,533)        (19,051)
                                                               ------------    ------------
Net cash used in investing activities                              (174,667)    (17,812,994)
                                                               ------------    ------------

Cash flows from financing activities:
      Net proceeds from credit facility                           1,540,000      17,478,000
                                                               ------------    ------------

Net cash provided by financing activities                         1,540,000      17,478,000
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents        (14,100)        (18,269)

Net decrease in cash and cash equivalents                          (181,358)       (143,665)

Cash and cash equivalents at beginning of period                    200,786         173,936
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $     19,428    $     30,271
                                                               ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)


1.   Unaudited Information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q should refer to the Company's 10-K for the year ended December 31, 2000 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results for a full year.


2.   Revenue Recognition

     The Company recognizes revenue at the time its products are shipped, or by the percentage of completion method of accounting for those projects where the build to install timeline is of longer duration.


3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of March 31, 2001 and December 31, 2000, consists of the following:

                                                March 31, 2001        December 31, 2000
                                                --------------        -----------------
         Raw materials and component parts      $  6,832,611           $  5,327,158
         Work in progress                          3,212,544              4,600,050
         Finished goods                            2,890,245              2,726,542
                                                 -----------           ------------
                                                $ 12,935,400           $ 12,653,750
                                                ============           ============

4.   Credit Facility:

     The Company increased its secured line of credit to $45.0 million on November 17, 2000. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The aggregate outstanding balance under the credit facility may not exceed 3.5 times consolidated EBITDA (as defined in the loan agreement), determined quarterly on a four quarter trailing basis. Based on the March 31, 2001 financial statements, the aggregate balance available will be $39.0 million, effective May 15, 2001. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" or a commercial bank's prime rate (9.19% and 9.50% at December 31, 2000 and 8.01% and 8.00% at March 31, 2001, respectively). A commitment fee in the amount of .25% per annum is payable quarterly in arrears based on the average daily unused portion of the line.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)

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

     The Company evaluates the performance of its segments based primarily on operating profit before amortization of intangibles, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders relations costs. The following table presents sales and other financial information by business segment:

                -------------------------------------------------------------------------------------
                                            Three Months Ended March 31, 2001
                -------------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                                $3,952,407       $9,833,261      $13,785,668
                Operating income                      1,051,950          511,558        1,563,508
                Capital expenditures                     74,603           92,531          167,134
                Total assets                         21,516,655       69,335,945       90,852,600

                -------------------------------------------------------------------------------------
                                            Three Months Ended March 31, 2000
                -------------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                                $4,251,853       $7,227,854      $11,479,707
                Operating income                      1,302,196        1,079,186        2,381,382
                Capital expenditures                     42,384           66,333          108,717
                Total assets                         18,933,401       58,789,609       77,723,010


FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a major product, the Koala Bear Kare(R) Baby Changing Station; the uncertainties associated with sales fluctuations and customer order patterns; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on Mark Betker, its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the risk associated with the significant outstanding indebtedness incurred to finance the Company's acquisition strategy; its dependence on suppliers for manufacture of some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; government regulations including those promulgated by the consumer products safety commission; and potential product liability risk associated with its existing and future products. See "Risk Factors" in Form 10-K for the year ended December 31, 2000.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Koala Corporation is a leading designer, producer and worldwide marketer of innovative commercial products, systems and solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience products, children's activity products and children's modular play equipment. The Koala Bear Kare(R) Baby Changing Station ("BCS"), the Company's flagship product, has been installed in thousands of public restrooms worldwide. The BCS has provided the foundation for the Company's growth and brand name recognition.


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

The Company's convenience and activity products include the flagship product, the BCS. Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, safety straps for shopping carts and activity products. These products are sold direct and through distribution. The Company recognizes sales of products from this business segment at the time the products are shipped.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Business Segments (continued)

The Company's modular play equipment includes indoor/outdoor play equipment and playground surfacing materials. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers needs and desires. These products are manufactured by the Company at its facilities located in British Columbia, Florida and Oregon. The playground surfacing materials are manufactured by a national network of sub-contractors. These products are sold direct and through manufacturers' representatives/dealers. The Company recognizes revenue at the time its products are shipped, except for SCS, where the percentage of completion method of accounting is used because the build-to-install timeline of its jobs is of longer duration.

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


Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000.

Sales increased 20% to $13,785,668 for the three months ended March 31, 2001 compared to $11,479,707 for the three months ended March 31, 2000. Convenience and activity product segment sales decreased 7% to $3,952,407 for the three months ended March 31, 2001 compared to $4,251,853 for the three months ended March 31, 2000. The decrease was due to softening economic conditions and the Company's inability to close, produce and ship several large orders received near the end of the quarter. Modular play equipment segment sales increased 36% to $9,833,261 for the first quarter of 2001 compared to $7,227,854 for the first quarter of 2000. The inclusion of Fibar in this segment in the first quarter of 2001 is the primary reason for the increase.

Gross profit for the first quarter of 2001 was $6,349,533 (46% of sales) compared with $5,704,921 (50% of sales) for the first quarter of 2000. The decrease in gross profit as a percentage of sales was primarily due to the larger mix of modular play segment sales to total sales, due to the inclusion of SCS and Fibar in the first quarter of 2001. The modular play segment has inherently lower margins than the convenience and activity segment.

Selling, general and administrative expenses increased for the first quarter of 2001 to $4,188,548 (30% of sales) from $2,971,928 (26% of sales) for the same period in 2000. Sales and marketing expenses increased $124,406 to $1,771,744 for the first quarter of 2001 compared to $1,647,338 for the first quarter of 2000. This increase was due primarily to the inclusion of Fibar and SCS Interactive. General and administrative expenses increased $1,092,214 to $2,416,804 for the first quarter of 2001 compared to $1,324,590 for the first quarter of 2000. The increase in general and administrative expense was primarily the result of the inclusion of Fibar and SCS and the addition of corporate legal and engineering personnel.

Amortization expense from intangible assets increased for the first quarter of 2001 to $597,477 from $351,611 for the same period of 2000. This increase is primarily due to the amortization of goodwill and other identifiable intangible assets acquired in the acquisitions of SCS Interactive and Fibar Systems in March 2000 and September 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

The Company used debt to finance the acquisitions of SCS Interactive and Fibar Systems. As a result, the Company incurred interest expense of $848,928 during the quarter ended March 31, 2001 compared to $431,223 during the quarter ended March 31, 2000.

Net income decreased 62% in the first quarter of 2001 to $474,930 (3% of sales) from $1,263,137 (11% of sales) for the first quarter of 2000. The historically lower operating margins on sales from the modular play segment contributed to the decrease in net income as a percentage of sales, as well as the higher level of selling, general and administrative expenses discussed above, incurred in the Company's seasonally lowest sales quarter. Net income per share (assuming dilution) for the first quarter of 2001 decreased 63% to 7 cents per share (assuming dilution) compared to 19 cents per share (assuming dilution) for the first quarter of 2000.


Liquidity and Capital Resources

The Company's free cash flow, defined as net income plus non-cash items, decreased by $536,816 to $1,271,090 for the three months ended March 31, 2001 from $1,807,906 for the three months ended March 31, 2000. The Company's free cash flow declined primarily because of the decrease in net income between the periods. The Company finances its business activities primarily from cash provided by operating activities and from borrowings on its credit facility. Cash provided by (used in) operating activities for the three months ended March 31, 2001 and 2000 was $(1,532,591) and $209,598, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 is due primarily to (1) the working capital associated with the integration of Fibar and SCS into the Company, (2) an increase in prepaid assets, such as advertising associated with trade shows and catalogs and brochures, and (3) a decrease in accounts payable due to the payment of inventory puchases that were received but not paid at December 31, 2000.

At March 31, 2001 and December 31, 2000, working capital was $20,609,327 and $19,068,158, and cash balances were $19,428 and $200,786, respectively. The low cash balances are due to the Company's practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

The Company has used its operating cash flow and its credit facility primarily to expand sales and marketing activities, acquisition and development of new products, capital expenditures and working capital. Net cash used in investing activities was $174,667 and $17,812,994 for the three months ended March 31, 2001 and 2000, respectively. The substantial decrease in cash used in investing activities was due to the acquisition of SCS Interactive in March 2000, compared to no acquisition activity in the first quarter of 2001.

The Company increased its secured line of credit to $45.0 million on November 17, 2000. The line of credit is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The aggregate outstanding balance under the credit facility may not exceed 3.5 times consolidated EBITDA (as defined in the loan agreement), determined quarterly on a four quarter trailing basis. Based on the March 31, 2001 financial statements, the aggregate balance available will be $39.0 million, effective May 15, 2001. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" or a commercial bank's prime rate (8.01% and 8.00% at March 31, 2001). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was $39,530,000 outstanding under the credit facility as of March 31, 2001. As of May 15, 2001, the Company is in compliance with the mandatory reduction in the credit facility to $39.0 million.

                                 PART II - OTHER
                                   INFORMATION


Item 1 - 5.  None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)   Exhibits

                   None

         (b)   Reports on Form 8-K

                   None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

May 15, 2001                 /s/Mark A. Betker
--------------------------   --------------------------------------------
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)


May 15, 2001                 /s/Jeffrey L. Vigil
--------------------------   --------------------------------------------
                             Vice President Finance and Administration
                             (Principal Financial and Accounting Officer)