Form 10-Q
period 2001-06-30
KOALA CORP /CO/
filed 2001-08-14
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June  30, 2001
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

         Colorado                                          84-1238908
------------------------------------           ---------------------------------
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


          ------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes __X__       No _____

The number of shares outstanding of the issuer's common stock, $.10 par value, as of August 14, 2001 was 6,872,334 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

KOALA CORPORATION
----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                  June 30,       December 31,
                                                                    2001            2000
                                                                ------------    ------------
                                                                                 (unaudited)
                                   ASSETS
                                   ------
Current Assets
  Cash and cash equivalents                                     $    611,041    $    200,786
  Trade accounts receivable, net                                   9,417,096      13,636,044
  Tax refund receivable and other receivables                      4,038,180       2,221,741
  Inventories                                                     13,679,145      12,653,750
  Prepaid expenses and other                                       2,559,619       1,421,280
                                                                ------------    ------------
     Total current assets                                         30,305,081      30,133,601
                                                                ------------    ------------
Property and equipment, net                                        4,098,463       4,129,646
Identifiable intangible assets, net                               27,214,750      27,762,155
Goodwill, net                                                     28,858,906      29,403,998
                                                                ------------    ------------
                                                                $ 90,477,200    $ 91,429,400
                                                                ============    ============

                     LIABILITIES & SHAREHOLDERS' EQUITY
                     ----------------------------------
Current Liabilities:
  Accounts payable                                              $  4,172,570    $  7,345,889
  Acquisition liability, current portion                           1,000,000            --
  Accrued expenses and other                                       4,141,962       3,719,554
  Credit facility, current portion                                39,450,000            --
                                                                ------------    ------------
     Total current liabilities                                    48,764,532      11,065,443
                                                                ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other                                  1,562,037       1,634,699
  Acquisition liability, net of current portion                         --         1,000,000
  Credit facility, net of current portion                               --        37,990,000
                                                                ------------    ------------
     Total long term liabilities                                   1,562,037      40,624,699
                                                                ------------    ------------

Total liabilities                                                 50,326,569      51,690,142
                                                                ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none                                      --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding 6,872,334 in 2001 and 2000               687,233         687,233
  Note receivable from officer                                      (696,646)       (695,171)
  Additional paid-in capital                                      20,256,774      20,256,774
  Accumulated other comprehensive (loss)                             (51,852)        (47,234)
  Retained earnings                                               19,955,122      19,537,656
                                                                ------------    ------------
 Total shareholders' equity                                       40,150,631      39,739,258
                                                                ------------    ------------
                                                                $ 90,477,200    $ 91,429,400
                                                                ============    ============

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                     2001           2000            2001            2000
                                                ------------    ------------    ------------    ------------
Sales                                           $ 14,458,228    $ 17,162,269    $ 28,243,896    $ 28,641,976

Cost of sales                                      8,292,917       9,166,464      15,729,052      14,941,250
                                                ------------    ------------    ------------    ------------

Gross profit                                       6,165,311       7,995,805      12,514,844      13,700,726

Selling, general and administrative expenses       4,866,791       3,854,622       9,055,339       6,826,550
Amortization of intangibles                          597,185         572,492       1,194,662         924,103
                                                ------------    ------------    ------------    ------------

Income from operations                               701,335       3,568,691       2,264,843       5,950,073
Other (income) expense:

  Interest expense                                   791,721         762,349       1,640,649       1,193,572
  Other (income) and expense                           1,554        (206,842)        (43,752)       (277,702)
                                                ------------    ------------    ------------    ------------
Income (loss) before income taxes                    (91,940)      3,013,184         667,946       5,034,203
Income tax provision (benefit)                       (34,478)      1,129,944         250,480       1,887,826
                                                ------------    ------------    ------------    ------------
Net income (loss)                               ($    57,462)   $  1,883,240    $    417,466    $  3,146,377
                                                ============    ============    ============    ============

Net income (loss) per share - basic             ($      0.01)   $       0.28    $       0.06    $       0.47
                                                ============    ============    ============    ============

Net income (loss) per share - diluted           ($      0.01)   $       0.27    $       0.06    $       0.45
                                                ============    ============    ============    ============

Weighted average shares outstanding - basic        6,872,334       6,822,886       6,872,334       6,680,967
                                                ============    ============    ============    ============

Weighted average shares outstanding - diluted      6,872,334       7,099,309       6,884,752       6,936,796
                                                ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended June 30,
                                                                    2001           2000
                                                                (unaudited)     (unaudited)
                                                               ------------    ------------
Cash flows from operating activities:
  Net income                                                   $    417,466    $  3,146,377
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation                                                  415,521         431,910
      Amortization                                                1,194,662         924,103

      Changes in operating assets and liabilities:
         Accounts receivable and other receivables                2,402,509        (410,967)
         Inventories                                             (1,025,395)     (1,445,310)
         Prepaid expenses and other                              (1,138,339)     (1,603,688)
         Accounts payable                                        (3,173,319)        721,470
         Accrued expenses and income taxes                          349,746      (1,698,881)
                                                               ------------    ------------
Net cash provided by (used in) operating activities                (557,149)         65,014
                                                               ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                         (379,668)       (762,719)
      Acquisitions, net of cash acquired                               --       (17,862,997)
      Patents and other                                            (171,499)       (363,475)
                                                               ------------    ------------
Net cash used in investing activities                              (551,167)    (18,989,191)
                                                               ------------    ------------

Cash flows from financing activities:
      Net proceeds from credit facility                           1,460,000      19,259,000
                                                               ------------    ------------

Net cash provided by financing activities                         1,460,000      19,259,000
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents         58,571         (85,889)

Net increase in cash and cash equivalents                           410,255         248,934

Cash and cash equivalents at beginning of period                    200,786         173,936
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $    611,041    $    422,870
                                                               ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

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

          The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results for a full year.

     2.   Revenue Recognition:

          The Company recognizes revenue at the time its products are shipped or installed, except for SCS, where the percentage of completion method of accounting is used because the build-to-install timeline of its jobs is of longer duration.

     3.   Inventory:

          Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of June 30, 2001 and December 31, 2000, consists of the following:

                                              June 30, 2001    December 31, 2000
                                              -------------    -----------------
        Raw materials and component parts       $ 6,311,419       $ 5,327,158
        Work in progress                          4,716,766         4,600,050
        Finished goods                            2,650,960         2,726,542
                                                -----------       -----------
                                                $13,679,145       $12,653,750
                                                ===========       ===========

     4.   Credit Facility:

          The Company has a $45.0 million line of credit that is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The aggregate outstanding balance under the credit facility may not exceed
          3.5 times consolidated EBITDA (as defined in the loan agreement), determined quarterly on a four quarter trailing basis. The credit facility terminates and is payable in full on March 1, 2003. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" or a commercial bank's prime rate (9.19% and 9.50% at December 31, 2000 and 9.00 % and 6.75% at June 30, 2001, respectively). A commitment fee in the amount of .25% per annum is payable quarterly in arrears based on the average daily unused portion of the line.

          At June 30, 2001, the Company was not in compliance with the financial covenants for maximum leverage ratio and minimum interest coverage ratio. The Company obtained a waiver from its senior lenders for such non-compliance. The waiver also amended the loan agreement to establish $40.0 million as the maximum aggregate outstanding balance available to the Company during the third quarter of 2001.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)

     4.   Credit Facility: (continued)

          As a result of the non-compliance at June 30, 2001 and the potential for non-compliance in future quarters, the entire balance of the credit facility, totaling $39,450,000, has been re-classified as a current liability. The Company has initiated negotiations with its senior lenders to restructure the credit facility.


     5.   Business Segments:

          The Company operates two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

          The Company's convenience and activity products include the flagship product, the baby changing station ("BCS"). Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, safety straps for shopping carts and activity products. Some of these products or certain components of the products are manufactured by sub-contractors and assembled by the Company in Colorado. The foam products are manufactured by the Company in Texas. These products are sold direct and through distribution.

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

          The Company evaluates the performance of its segments based primarily on operating profit before amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholders' relations costs. The following table presents sales and other financial information by business segment:

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)

     5.   Business Segments: (continued)

                -------------------------------------------------------------------------------------
                                          Three Months Ended June 30, 2001
                -------------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                              $ 3,416,582      $11,041,646      $14,458,228
                Operating income                       387,215          314,120          701,335
                Capital expenditures                   145,621           66,913          212,534
                Total assets                        20,502,971       69,974,229       90,477,200

                -------------------------------------------------------------------------------------
                                          Three Months Ended June 30, 2000
                -------------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                                $4,763,834     $12,398,435      $17,162,269
                Operating income                      1,454,202       2,114,489        3,568,691
                Capital expenditures                     72,883         581,119          654,002
                Total assets                         17,893,428      61,273,072       79,166,500

                -------------------------------------------------------------------------------------
                                           Six Months Ended June 30, 2001
                -------------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                                $7,368,989     $20,874,907      $28,243,896
                Operating income                      1,431,555         833,288        2,264,843
                Capital expenditures                    220,224         159,444          379,668
                Total assets                         20,502,971      69,974,229       90,477,200

                -------------------------------------------------------------------------------------
                                           Six Months Ended June 30, 2000
                -------------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                                $9,015,687     $19,626,289      $28,641,976
                Operating income                      2,756,398       3,193,675        5,950,073
                Capital expenditures                    115,267         647,452          762,719
                Total assets                         17,893,428      61,273,072       79,166,500

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)

     6.   New Accounting Standard:

          In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001. The Company is evaluating the impact of the statements on its financial position, results of operations, and cash flows.

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

     The Company's convenience and activity products include the flagship product, the Baby Changing Station. Other significant products in this segment are the sanitary paper liners for the Baby Changing Station, the child protection seat, the infant seat kradle, the high chair, safety straps for shopping carts and activity products. These products are sold direct and through distribution. The Company recognizes sales of products from this business segment at the time the products are shipped.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Business Segments (continued)

     The Company's modular play equipment includes indoor/outdoor play equipment and playground surfacing materials. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers needs and desires. These products are manufactured by the Company at its facilities located in British Columbia, Florida and Oregon. The playground surfacing materials are manufactured by a national network of sub-contractors. These products are sold direct and through manufacturers' representatives and dealers. The Company recognizes revenue at the time its products are shipped or installed, except for products sold by SCS Interactive, where the percentage of completion method of accounting is used because the build-to-install timeline of its jobs is of longer duration.

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

     Results of Operations

     Three  Months  Ended June 30, 2001  compared to Three Months Ended June 30,
     2000

     Sales decreased 16% to $14,458,228 for the three months ended June 30, 2001 compared to $17,162,269 for the three months ended June 30, 2000. Convenience and activity product segment sales decreased 28% to $3,416,582 for the three months ended June 30, 2001 compared to $4,763,834 for the three months ended June 30, 2000. The Company attributes the decrease to the softening economy and tightened capital spending budgets. Modular play equipment segment sales decreased 11% to $11,041,646 for the second quarter of 2001 compared to $12,398,435 for the second quarter of 2000. Again, the Company attributes the decrease to the softening economy and the resultant tightened capital spending budgets and the inability to finalize the installation by June 30, 2001 of several large orders that shipped during the quarter.

     Gross profit for the second quarter of 2001 was $6,165,311 (43% of sales) compared with $7,995,805 (47% of sales) for the second quarter of 2000. The decrease in gross profit as a percentage of sales was primarily due to the larger proportion of modular play segment sales to total sales, due to the inclusion of SCS and Fibar in the second quarter of 2001. The modular play segment has lower margins than the convenience and activity segment.

     Selling, general and administrative expenses increased for the second quarter of 2001 to $4,866,791 (34% of sales) from $3,854,622 (22% of sales)
     for the same  period  in  2000.  Sales  and  marketing  expenses  increased
     $100,236 to $1,866,170 for the second quarter of 2001 compared to $1,765,934 for the second quarter of 2000. This increase was due primarily to the inclusion of Fibar. General and administrative expenses increased $911,933 to $3,000,621 for the second quarter of 2001 compared to $2,088,688 for the second quarter of 2000. The increase in general and administrative expense was primarily the result of the inclusion of Fibar.

     Amortization expense from intangible assets increased for the second quarter of 2001 to $597,185 from $572,492 for the same period of 2000. This increase is primarily due to the amortization of goodwill and other identifiable intangible assets acquired in the acquisitions of SCS Interactive and Fibar Systems in March 2000 and September 2000, respectively.

     The Company used debt to finance the acquisitions of SCS Interactive and Fibar Systems. As a result, the Company incurred interest expense of $791,721 during the quarter ended June 30, 2001 compared to $762,349 during the quarter ended June 30, 2000.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations (continued)

     Three  Months  Ended June 30, 2001  compared to Three Months Ended June 30,
     2000)

     Net income (loss) for the second quarter of 2001 was ($57,462) (.4% of sales) compared with $1,883,240 (11% of sales) for the second quarter of 2000. This represents a 103% decrease in net income. The decrease in total sales combined with the historically lower operating margins on sales from the modular play segment contributed to the decrease in net income as a percentage of sales, as well as the higher level of selling, general and administrative expenses discussed above. Net income (loss) per share (assuming dilution) for the second quarter of 2001 decreased 104% to ($0.01) per share (assuming dilution) compared to $0.27 per share (assuming dilution) for the second quarter of 2000.

     Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

     Sales decreased 1% to $28,243,896 for the six months ended June 30, 2001 compared to $28,641,976 for the six months ended June 30, 2000. Convenience and activity product segment sales decreased 18% to $7,368,989 for the six months ended June 30, 2001 compared to $9,015,687 for the six months ended June 30, 2000. The Company attributes the decrease to the softening economy and tightened capital spending budgets. Modular play equipment segment sales increased 6% to $20,874,907 for the six months ended June 30, 2001 compared to $19,626,289 for the six months ended June 30, 2000. The inclusion of Fibar and SCS Interactive in this segment in 2001 is the primary reason for the increase.

     Gross profit for the six months ended June 30, 2000 was $12,514,844 (44% of sales) compared with $13,700,726 (48% of sales) for the six months ended June 30, 2000. The gross profit percentage for the six months ended June 30, 2001 decreased from the gross profit percentage achieved for the six months ended June 30, 2000 primarily because of the increase in the proportional mix of modular play equipment sales, which have lower margins than the convenience and activity products.

     Selling, general and administrative expenses increased for the six months ended June 30, 2001 to $9,055,339 (32% of sales) from $6,826,550 (24% of sales) for the same period in 2000. Sales and marketing expenses increased $254,639 to $3,667,911 for the six months ended June 30, 2001 compared to $3,413,272 for the same period in 2000. This increase was due primarily to the inclusion of Fibar and SCS Interactive. General and administrative expenses increased $1,974,150 to $5,387,428 for the six months ended June 30, 2001 compared to $3,413,278 for the same period in 2000. The increase in general and administrative expense was primarily the result of the inclusion of Fibar and SCS Interactive and the additions of corporate legal and engineering personnel.

     Amortization expense from intangible assets increased for the six months ended June 30, 2001 to $1,194,662 from $924,103 for the same period of 2000. This increase is primarily due to the amortization of goodwill and other identifiable intangible assets acquired in the acquisitions of SCS Interactive and Fibar Systems in March 2000 and September 2000, respectively.

     The Company used debt to finance the acquisitions of SCS Interactive and Fibar Systems. As a result, the Company incurred interest expense of $1,640,649 during the six months ended June 30, 2001 compared to $1,193,572 during the six months ended June 30, 2000.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations (continued)

     Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

     Net income for the six months ended June 30, 2001 was $417,466 (1% of sales) compared with $3,146,377 (11% of sales) for the six months ended June 30, 2000. This represents an 87% decrease in net income. The lower margins from the modular play segment and the lower level of sales achieved in the convenience and activity segment contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the six months ended June 30, 2001 decreased 87% to $0.06 per share (assuming dilution) compared to $0.45 per share (assuming dilution) for the six months ended June 30, 2000.

     Liquidity and Capital Resources

     The Company's free cash flow before capital expenditures, defined as net income plus non-cash items, decreased by $2,474,741 to $2,027,649 for the six months ended June 30, 2001 from $4,502,390 for the six months ended June 30, 2000. The Company's free cash flow declined primarily because of the decrease in net income between the periods. The Company finances its business activities primarily from cash provided by operating activities and from borrowings on its credit facility. Cash provided by (used in) operating activities for the six months ended June 30, 2001 and 2000 was ($498,963) and $65,014, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 is due primarily to (1) the decrease in net income, (2) the working capital associated with the integration of Fibar and SCS into the Company, (3) an increase in prepaid assets, and (4) a decrease in accounts payable due to the payment of inventory purchases that were received but not paid at December 31, 2000.

     At June 30, 2001 and December 31, 2000, working capital was ($18,459,451) and $19,068,158, and cash balances were $611,041 and $200,786, respectively. The negative working capital at June 30, 2001 is the result of reclassifying the credit facility to current liabilities as the result of the Company's non-compliance with certain financial covenants of the credit facility as of that date. The low cash balances are due to the Company's practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

     The Company has used its operating cash flow and its credit facility primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used in investing activities was $551,167 and $18,989,191 for the six months ended June 30, 2001 and 2000, respectively. The substantial decrease in cash used in investing activities was primarily due to the acquisition of SCS Interactive in March 2000, compared to no acquisition activity in the first quarter of 2001. Capital expenditures were $379,668 for the six months ended June 30, 2001 compared to $762,719 of the same period of 2000. The decrease was due primarily to molds and tools purchased in 2000.

     The Company has a $45.0 million line of credit that is secured by substantially all of the assets of the Company. The line of credit may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The aggregate outstanding balance under the credit facility may not exceed 3.5 times consolidated EBITDA (as defined in the loan agreement), determined quarterly on a four quarter trailing basis. Interest payments are required at least every three months at a fluctuating rate per annum equal to the applicable "Reserve Adjusted LIBOR Rate" or a commercial bank's prime rate (9.19% and 9.50% at December 31, 2001 and 9.00% and 6.75% at June 30, 2001, respectively). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the line. There was $39,450,000 outstanding under the credit facility as of June 30, 2001.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations (continued)

     Liquidity and Capital Resources (continued)

     The Company was not in compliance with the financial covenants for maximum levarage ratio and minimum interest coverage based on the June 30, 2001 financial statements. The Company obtained a waiver and has initiated negotiations with its senior lenders to restructure the current credit facility. The Company believes that the restructuring will be completed before the end of the third quarter. The waiver and amendment obtained from the senior lenders also established $40.0 million as the maximum aggregate outstanding balance that may be utilized by the Company during the third quarter. The Company believes that cashflow from operations and the unused capacity available under the credit facility will be adequate to finance future business activities.

                           PART II - OTHER INFORMATION

     Item 1 - 3. None


     Item 4.

     Submission of Matters to a Vote of Security Holders

          On May 17, 2001, the Company held its Annual Meeting of Shareholders. At such meeting, the Company's shareholders (i) elected four directors to serve until the Company's next annual meeting; (ii) approved the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the year ended December 31, 2001. The number of votes cast in matters is set forth below:

     1.   Election of Directors

                                     VOTES AGAINST      BROKER
        NAME             VOTES FOR    OR WITHHELD     ABSTENTIONS   NON-VOTES
        ----------------------------------------------------------------------
        Mark Betker      4,935,076      190,094            0            0

        Michael C
        Franson          5,059,875       65,295            0            0

        John T
        Pfannenstein     5,063,316       61,854            0            0

        Ellen S
        Robinson         5,059,231       65,939            0            0


     2.   Approval of Appointment of Ernst & Young LLP

        Votes For   Votes Against or Withheld   Abstentions    Broker Non-Votes
        ---------   -------------------------   -----------    ----------------
        4,825,631            27,340               272,199             0

     Item 5.   None

     Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

               Exhibit 10.1 Waiver and Amendment to Revolving Credit and Security Agreement

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

August 14, 2001                     /s/Mark A. Betker
---------------------------         --------------------------------------------
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


August 14, 2001                     /s/Jeffrey L. Vigil
---------------------------         --------------------------------------------
                                    Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)