Form 10-Q
period 2001-09-30
KOALA CORP /CO/
filed 2001-11-14
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001
                                                 ------------------

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

            --------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes __X__      No _____

The number of shares outstanding of the issuer's common stock, $.10 par value, as of November 14, 2001 was 6,872,334 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

KOALA CORPORATION
----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                September 30,   December 31,
                                                                    2001           2000
                                                                -------------   ------------
                                                                 (unaudited)
                                 ASSETS
                                 ------
Current Assets
  Cash and cash equivalents                                     $    215,267    $    200,786
  Trade accounts receivable, net                                  10,571,930      10,187,172
  Unbilled receivables                                             3,725,716       3,448,872
  Tax refund receivable and other receivables                      1,790,961       2,221,741
  Inventories                                                     12,541,100      12,653,750
  Prepaid expenses and other                                       2,264,691       1,421,280
                                                                  ----------      ----------
     Total current assets                                         31,109,665      30,133,601
                                                                  ----------      ----------
Property and equipment, net                                        4,128,188       4,129,646
Identifiable intangible assets, net                               26,907,178      27,762,155
Goodwill, net                                                     28,589,669      29,403,998
                                                                  ----------      ----------
                                                                $ 90,734,700    $ 91,429,400
                                                                ============    ============

                       LIABILITIES & SHAREHOLDERS' EQUITY
                      ----------------------------------
Current Liabilities:
  Accounts payable                                              $  4,100,036    $  7,345,889
  Acquisition liability, current portion                           1,000,000            --
  Accrued expenses and other                                       5,181,133       3,719,554
  Credit facility, current portion                                38,760,000            --
                                                                  ----------      ----------
     Total current liabilities                                    49,041,169      11,065,443
                                                                  ----------      ----------
Long Term Liabilities:
  Deferred income taxes and other                                  1,558,401       1,634,699
  Acquisition liability, net of current portion                         --         1,000,000
  Credit facility, net of current portion                               --        37,990,000
                                                                  ----------      ----------
     Total long term liabilities                                   1,558,401      40,624,699
                                                                  ----------      ----------
Total liabilities                                                 50,599,570      51,690,142
                                                                  ----------      ----------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none                                      --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding 6,872,334 in 2001 and 2000               687,233         687,233
  Note receivable from officer                                      (708,373)       (695,171)
  Additional paid-in capital                                      20,256,774      20,256,774
  Accumulated other comprehensive (loss)                             (69,364)        (47,234)
                                                                  ----------      ----------
  Retained earnings                                               19,968,860      19,537,656
                                                                  ----------      ----------
 Total shareholders' equity                                       40,135,130      39,739,258
                                                                  ----------      ----------
                                                                $ 90,734,700    $ 91,429,400
                                                                ============    ============

KOALA CORPORATION
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                    2001           2000             2001            2000
                                                ------------   ------------     ------------    ------------
Sales                                           $ 16,174,934   $ 16,399,356     $ 44,418,830    $ 45,041,332

Cost of sales                                      9,925,522      8,277,459       25,654,574      23,218,709
                                                ------------   ------------     ------------    ------------

Gross profit                                       6,249,412      8,121,897       18,764,256      21,822,623

Selling, general and administrative expenses       4,858,185      4,223,872       13,913,524      11,050,422
Amortization of intangibles                          603,344        605,925        1,798,006       1,530,028
                                                ------------   ------------     ------------    ------------
Income from operations                               787,883      3,292,100        3,052,726       9,242,173
Other (income) expense:

  Interest expense                                   763,439        841,814        2,404,088       2,035,386
  Other (income) and expense                           2,464        (57,545)         (41,288)       (335,247)
                                                ------------   ------------     ------------    ------------
Income before income taxes                            21,980      2,507,831          689,926       7,542,034
Income tax provision                                   8,242        940,437          258,722       2,828,263
                                                ------------   ------------     ------------    ------------
Net income                                      $     13,738   $  1,567,394     $    431,204    $  4,713,771
                                                ============   ============     ============    ============

Net income per share - basic                    $       0.00   $       0.23     $       0.06    $       0.70
                                                ============   ============     ============    ============

Net income per share - diluted                  $       0.00   $       0.22     $       0.06    $       0.67
                                                ============   ============     ============    ============

Weighted average shares outstanding - basic        6,872,334      6,843,763        6,872,334       6,735,232
                                                ============   ============     ============    ============

Weighted average shares outstanding - diluted      6,872,334      7,107,288        6,880,612       6,988,949
                                                ============   ============     ============    ============

KOALA CORPORATION
-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended September 30,
                                                                    2001            2000
                                                               -------------   -------------
                                                                 (unaudited)      (unaudited)
Cash flows from operating activities:
  Net income                                                   $    431,204    $  4,713,771
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation                                                  636,419         621,673
      Amortization                                                1,798,006       1,530,028

      Changes in operating assets and liabilities:
         Accounts receivable and other receivables                 (230,822)     (2,496,439)
         Inventories                                                112,650      (2,920,506)
         Prepaid expenses and other                                (843,411)       (656,405)
         Accounts payable                                        (3,245,853)        190,937
         Accrued expenses and income taxes                        1,385,281         571,890
                                                               ------------    ------------
Net cash provided by operating activities                            43,474       1,554,949
                                                               ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                         (630,293)       (905,896)
      Acquisitions, net of cash acquired                               --       (23,539,481)
      Patents and other                                            (195,289)       (335,124)
                                                               ------------    ------------
Net cash used in investing activities                              (825,582)    (24,780,501)
                                                               ------------    ------------

Cash flows from financing activities:
      Net proceeds from credit facility                             770,000      23,546,000

                                                               ------------    ------------
Net cash provided by financing activities                           770,000      23,546,000
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents         26,589         (98,432)

Net increase in cash and cash equivalents                            14,481         222,016

Cash and cash equivalents at beginning of period                    200,786         173,936
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $    215,267    $    395,952
                                                               ============    ============

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results for a full year.

2.   Revenue Recognition:

     The Company recognizes revenue at the time its products are shipped or installed, except for products sold by its SCS Interactive division, where the percentage of completion method of accounting is used because the build-to-install timeline of its jobs is of longer duration.

3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of September 30, 2001 and December 31, 2000, consists of the following:

                                    September 30, 2001      December 31, 2000

         Raw materials                 $  5,948,895          $   5,327,158
         Work in progress                 3,737,629              4,600,050
         Finished goods                   2,854,576              2,726,542
                                      -------------          -------------
                                        $12,541,100           $ 12,653,750

4.   Debt:

     The following is a summary of the Company's debt as of September 30, 2001 and December 31, 2000:

                                                                  Sept. 30, 2001   Dec. 31, 2000
                                                                  --------------   -------------
$14.0 million revolving credit facility, maturing September
26, 2002, interest payable monthly at bank's prime rate plus a variable margin, effective rate at September 30, 2001 and
December 31, 2000 was 8.5% and 9.5%, respectively  ...............  $10,760,000     $37,990,000

Term loan, maturing on September 26, 2004, quarterly
principal payments of $1.0 million, interest payable monthly at bank's prime rate plus a variable margin, effective rate
at September 30, 2001 was 8.5%  ..................................   28,000,000               0
                                                                     -----------     -----------
                                                                    $38,760,000     $37,990,000
                                                                    -----------     -----------

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)

4.   Debt (continued):

     On September 26, 2001, the Company and its senior lenders amended and restated its existing $45.0 million revolving credit facility and established a revolving credit facility ("Revolving Credit") in the amount of $14.0 million and a term loan ("Term Credit") in the amount of $28.0 million (together, the "New Credit Facility"). The New Credit Facility is secured by substantially all of the assets of the Company. There are no compensating balance requirements and the New Credit Facility requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. The Revolving Credit may be used for short-term working capital needs. Availability under the Revolving Credit is governed by a monthly borrowing base formula based on levels of inventory and accounts receivable. A commitment fee in the amount of .50% per annum is payable quarterly in arrears based on the average daily unused portion of the Revolving Credit.

     The following is a summary of the debt maturities as of September 30, 2001:

           2001           $  1,000,000
           2002             14,760,000
           2003              4,000,000
           2004             19,000,000
                            ----------
                  Total    $38,760,000
                            ===========

     At September 30, 2001, the Company was not in compliance with the financial covenants for maximum leverage ratio and minimum interest coverage ratio. The Company has received a waiver of such non-compliance from its senior lenders. The waiver requires, among other things, the infusion of $10.0 million of capital into the Company by March 31, 2002 to be used for senior debt reduction and resets the financial covenants. As a result of the non-compliance at September 30, 2001 and the potential for non-compliance in future quarters, the entire balance of the Revolving Credit and Term Credit, totaling $38,760,000, has been re-classified as a current liability.

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

     The Company's modular play equipment includes both indoor and outdoor equipment. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment; however, custom modifications are often made to accommodate the customers' needs and desires. These products are manufactured by the Company at its facilities located in British Columbia, Florida, Oregon and New York. These products are sold direct and through manufacturers' representatives/dealers.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)

5.   Business Segments (continued):

     The Company evaluates the performance of its segments based primarily on operating profit before amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholder relations costs. The following table presents sales and other financial information by business segment:

                --------------------------------------------------------------------------------
                                         Three Months Ended September 30, 2001
                --------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                                 $3,873,860    $12,301,074      $16,174,934
                Operating income                         621,570        166,313          787,883
                Capital expenditures                      68,349        182,276          250,625
                Total assets                          18,879,586     71,855,114       90,734,700

                -------------------------------------------------------------------------------------
                                          Three Months Ended September 30, 2000
                -------------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                                $3,830,188     $12,569,168      $16,399,356
                Operating income                      1,030,845       2,261,255        3,292,100
                Capital expenditures                     44,449          98,728          143,177
                Total assets                         18,815,756      70,207,244       89,023,000

                -------------------------------------------------------------------------------------
                                        Nine Months Ended September 30, 2001
                -------------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                                $11,242,849     $33,175,981      $44,418,830
                Operating income                       2,053,125         999,601        3,052,726
                Capital expenditures                     288,573         341,720          630,293
                Total assets                          18,879,586      71,855,114       90,734,700

                -------------------------------------------------------------------------------------
                                        Nine Months Ended September 30, 2000
                -------------------------------------------------------------------------------------
                                                     Convenience       Modular
                                                    and Activity        Play            Total
                                                      Products        Equipment
                                                     ----------       ----------      -----------
                Sales                                $12,845,875     $32,195,457     $45,041,332
                Operating income                       3,787,244       5,454,929       9,242,173
                Capital expenditures                     159,716         746,180         905,896
                Total assets                          18,815,756      70,207,244      89,023,000

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)


6.   New Accounting Standard:

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. Initially, goodwill acquired prior to June 30, 2001 will be unaffected. Beginning January 1, 2002, all amortization expense on goodwill and intangible assets with indefinate lives will stop. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinate lived intangibles. The Company has not yet determined what effect these tests or the application of the non-amortization provisions will have on its net income and financial position.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on the revenues from a major product, the Koala Bear Kare(R) Baby Changing Station; the uncertainties associated with sales fluctuations and customer order patterns, including the impacts of a softening worldwide economy; the risk associated with the significant outstanding indebtedness incurred to finance the Company's acquisition strategy; the risks associated with non-compliance with or default under its credit facility; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on Mark Betker, its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; its dependence on suppliers for manufacture of some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; government regulations including those promulgated by the consumer products safety commission; and potential product liability risk associated with its existing and future products. See "Risk Factors" in Form 10-K for the year ended December 31, 2000.

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


Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

Sales decreased 1% or $224,422 to $16,174,934 for the three months ended September 30, 2001 compared to $16,399,356 for the three months ended September 30, 2000. Convenience and activity product segment sales increased 1% or $43,672 to $3,873,860 for the three months ended September 30, 2001 compared to $3,830,188 for the three months ended September 30, 2000. The Company attributes the flat sales growth in the convenience and activity segment to the softening economy which has caused customers to tighten capital spending budgets. Modular play equipment segment sales decreased 2% or $268,094 to $12,301,074 for the third quarter of 2001 compared to $12,569,168 for the third quarter of 2000. Again, the Company attributes the decrease in modular play equipment sales to the softening economy and the resulting tightened capital spending budgets. Tightened capital spending budgets affects the customers in the modular play segment to a greater extent than the convenience segment due to the higher dollar expenditure for the modular play products. Sales momentum in both segments was also adversely affected by the terrorist attacks on the United States on September 11, 2001.

Gross profit for the third quarter of 2001 was $6,249,412 (39% of sales) compared with $8,121,897 (50% of sales) for the third quarter of 2000. The decrease in gross profit as a percentage of sales was primarily due to lower prices obtained on the Company's products in the modular play segment along with higher manufacturing costs in the modular play segment. The Company's manufacturing infrastructure was established at a level to support higher sales volumes, which were adversely effected by the terrorist attacks on the United States on September 11, 2001. This caused the sales momentum to falter during the month of September.

Selling, general and administrative expenses increased in the third quarter of 2001 by $634,313 to $4,858,185 (30% of sales) from $4,223,872 (26% of sales) for the same period in 2000. Sales and marketing expenses increased 45% or $811,384 to $2,610,699 for the third quarter of 2001 compared to $1,799,315 for the third quarter of 2000. This increase was due primarily to the inclusion of Fibar Systems for a full quarter in 2001 versus a partial quarter in 2000. General and administrative expenses decreased 7% or $177,071 to $2,247,486 for the third quarter of 2001 compared to $2,424,557 for the third quarter of 2000. The decrease in general and administrative expense was primarily the result of the administrative staff reductions in the modular play segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

Interest expense was $763,439 during the quarter ended September 30, 2001 compared to $841,814 during the quarter ended September 30, 2000. The decrease in interest expense is due primarily to a decrease in the average interest rate to 7.8% for the quarter ended September 30, 2001 from 9.5% for the quarter ended September 30, 2000.

Net income for the third quarter of 2001 was $13,738 (.08% of sales) compared with $1,567,394 (10% of sales) for the third quarter of 2000. This represents a $1,553,656 decrease in net income. The decrease in total sales combined with higher manufacturing costs and selling costs contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the third quarter of 2001 decreased to $0.00 per share (assuming dilution) compared to $0.22 per share (assuming dilution) for the third quarter of 2000.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

Sales decreased 1% or $622,502 to $44,418,830 for the nine months ended September 30, 2001 compared to $45,041,332 for the nine months ended September 30, 2000. Convenience and activity product segment sales decreased 12% or $1,603,026 to $11,242,849 for the nine months ended September 30, 2001 compared to $12,845,875 for the nine months ended September 30, 2000. The Company attributes the decrease primarily to the softening economy and resulting tightened capital spending budgets. Modular play equipment segment sales increased 3% or $980,524 to $33,175,981 for the nine months ended September 30, 2001 compared to $32,195,457 for the nine months ended September 30, 2000. The inclusion of Fibar Systems for the full nine month period in 2001 versus a month and a half period in 2000 is the primary reason for the increase. The benefit from Fibar Systems sales was offset by lower than expected sales from SCS Interactive.

Gross profit for the nine months ended September 30, 2001 was $18,764,256 (42% of sales) compared with $21,822,623 (48% of sales) for the nine months ended September 30, 2000. The gross profit percentage for the nine months ended September 30, 2001 decreased from the gross profit percentage achieved for the nine months ended September 30, 2000 primarily because of the increase in the proportional mix of modular play equipment sales, which have lower margins than the convenience and activity products, as well as the lower prices and the higher manufacturing and selling costs that occurred during the third quarter of 2001 as discussed above.

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased 26% or $2,863,102 to $13,913,524 (31% of sales) from
$11,050,422 (25% of sales) for the same period in 2000. Sales and marketing expenses increased 20% or $1,066,023 to $6,278,610 for the nine months ended September 30, 2001 compared to $5,212,587 for the same period in 2000. This increase was due primarily to the inclusion of Fibar Systems and SCS Interactive. General and administrative expenses increased 31% or $1,797,079 to $7,634,914 for the nine months ended September 30, 2001 compared to $5,837,835 for the same period in 2000. The increase in general and administrative expense was primarily the result of the inclusion of Fibar Systems and SCS Interactive for the full nine months of 2001 and legal expenses incurred to protect and defend the Company's intellectual property.

Amortization expense from intangible assets increased for the nine months ended September 30, 2001 to $1,798,006 from $1,530,028 for the same period of 2000. This increase is primarily due to the amortization of goodwill and other identifiable intangible assets acquired in the acquisitions of SCS Interactive and Fibar Systems in March 2000 and September 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)


Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

The Company used debt to finance the acquisitions of SCS Interactive and Fibar Systems. As a result, the Company incurred interest expense of $2,404,088 during the nine months ended September 30, 2001 compared to $2,035,386 during the nine months ended September 30, 2000.

Net income for the nine months ended September 30, 2001 was $431,204 (1% of sales) compared with $4,713,771 (10% of sales) for the nine months ended September 30, 2000. This represents a 91% decrease in net income. The lower level of sales in the convenience and activity segment resulted in a larger proportion of sales from the modular play segment which has inherently lower margins. This, combined with higher manufacturing costs in the modular play segment during the third quarter, contributed to the decrease in net income as a percentage of sales. Net income per share (assuming dilution) for the nine months ended September 30, 2001 decreased 91% to $0.06 per share (assuming dilution) compared to $0.67 per share (assuming dilution) for the nine months ended September 30, 2000.


Liquidity and Capital Resources

The Company's free cash flow before capital expenditures, defined as net income plus non-cash items, decreased by $3,999,843 to $2,865,629 for the nine months ended September 30, 2001 from $6,865,472 for the nine months ended September 30, 2000. The Company's free cash flow declined primarily because of the decrease in net income. The Company finances its business activities primarily from cash provided by operating activities and from borrowings on its credit facility. Cash provided by operating activities for the nine months ended September 30, 2001 and 2000 was $43,474 and $1,554,949, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 is due primarily to (1) the decrease in net income, (2) the working capital associated with the integration of Fibar and SCS into the Company, (3) an increase in prepaid assets, and (4) a decrease in accounts payable due to the payment of inventory purchases.

At September 30, 2001 and December 31, 2000, working capital was ($17,931,504) and $19,068,158, and cash balances were $215,267 and $200,786, respectively. The negative working capital at September 30, 2001 is the result of reclassifying the credit facility to current liabilities as the result of the Company's non-compliance with certain financial covenants of the credit facility as of that date. The low cash balances are due to the Company's practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

The Company has used its operating cash flow and its credit facility primarily to expand sales and marketing activities, for acquisition and development of new products, for capital expenditures and for working capital. Net cash used in investing activities was $825,582 and $24,780,501 for the nine months ended September 30, 2001 and 2000, respectively. The substantial decrease in cash used in investing activities was primarily due to the acquisition of SCS Interactive in March 2000, and Fibar in August 2000. Capital expenditures were $630,293 for the nine months ended September 30, 2001 compared to $905,896 of the same period of 2000. The decrease was due primarily to molds and tools purchased in 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Liquidity and Capital Resources (continued)

On September 26, 2001, based on projections submitted to the bank early in the third quarter of 2001, the Company and its senior lenders amended and restated its existing $45.0 million revolving credit facility and established a revolving credit facility ("Revolving Credit") in the amount of $14.0 million and a term loan ("Term Credit") in the amount of $28.0 million (together, the "New Credit Facility"). The New Credit Facility is secured by substantially all of the assets of the Company. There are no compensating balance requirements and the New Credit Facility requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. The Revolving Credit may be used for short-term working capital needs. Availability under the Revolving Credit is governed by a monthly borrowing base formula based on levels of inventory and accounts receivable. A commitment fee in the amount of .50% per annum is payable quarterly in arrears based on the average daily unused portion of the Revolving Credit.

At September 30, 2001, the Company is not in compliance with the financial covenants for maximum leverage ratio and minimum interest coverage ratio, due primarily to the fall off of sales in September 2001. The Company obtained a waiver of such non-compliance, which is contained in Amendment No. 1 to the New Credit Facility. The waiver requires, among other things, the infusion of $10.0 million of capital into the Company by March 31, 2002 to be used for senior debt reduction and the waiver resets the financial covenants. Accordingly, the Company is in the process of engaging an investment banking firm to assist it in the evaluation and execution of strategic financing alternatives. If the Company utilizes equity or convertible debt to satisfy the capital requirement, there would likely be substantial dilution to the Company's current shareholders. It is uncertain whether the Company will be able to satisfy the terms of the waiver.

With the receipt of the waiver from its senior lenders and the successful fulfillment of the terms of such waiver, the Company believes that cash flow from operations and the unused capacity available under the revolving credit facility will be adequate to finance future business activities for the next twelve month period. In an effort to maintain cash flow levels, in October, 2001, the Company conducted a staff reduction that affected approximately 20% of its work force. In addition, the Company is formulating a plan for a corporate and operations consolidation to be implemented in 2002.

                           PART II - OTHER INFORMATION

Item 1-2. None

Item 3.   Defaults on Senior Securities

          As of September 30, 2001, the Company is not in compliance with certain financial covenants in the New Credit Facility for maximum leverage ratio and minimum interest coverage ratio. These ratios are tested as of the end of each fiscal quarter, and require that the Company maintain certain EBITDA levels in relation to the amount of debt owed by the Company, and the amount of interest payable by the Company, respectively. The Company has received a waiver of such non-compliance

Item 4.   None

Item 5.   None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

               10.1. Amended and Restated Revolving Credit, Term Loan and Security Agreement dated September 26, 2001 between Koala Corporation and U.S. Bank National Association, as Agent for the Lenders, incorporated herein by reference to the Company's form 8-K filed on October 4, 2001.

               10.2 Amendment No. 1 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement

(b)       Reports on Form 8-K

              On September 12, 2001, a report was filed reporting items 5 and 7.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

November 14, 2001           /s/ Mark A. Betker
-----------------------     ---------------------------------------
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)


November 14, 2001           /s/ Jeffrey L. Vigil
-----------------------     ---------------------------------------
                                Vice President Finance and Administration
                                (Principal Financial and Accounting Officer)