Form 10-K
period 2001-12-31
KOALA CORP /CO/
filed 2002-04-01
CIK 913285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

      __X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

      _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                            7881 South Wheeling Court
                            Englewood, Colorado 80112
                    (Address of Principal Executive Offices)

                                 (303) 539-8300
                                 --------------
               (Registrant Telephone Number, Including Area Code)

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

     Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

     Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     As of March 15, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market was $18,280,131.

     As of March 15, 2002, there were outstanding 6,872,334 shares of the issuer's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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


                                    BUSINESS

      We are a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. We produce family convenience products, such as baby changing stations and high chairs; children's activity products, such as activity tables, carpets and foam play products; and children's modular play equipment, including interactive water and foam play systems. We intend to continue to capitalize on brand name recognition established through our market-leading Koala Bear Kare(R) Baby Changing Station.

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


History

     We were formed as a Colorado corporation in July 1993. Our predecessor was formed in 1987 to produce and market a newly designed baby changing station. This product established the foundation for our growth, and we believe that we are the market leader in baby changing station products in terms of units sold. During the 1990's, we developed from a single product company into a diversified designer, producer and marketer of family convenience products, children's activity products and children's modular play equipment. We introduced the Child Protection Seat in 1991 and the Infant Seat Kradle in 1993. In 1994, we acquired the rights to the Booster Buddy(R) booster seat. We began offering children's activity systems in 1996, following the acquisition of a producer of activity products. This acquisition initiated the development of the Koala Kare(TM) System, which allows businesses to create custom activity systems to suit individual space requirements and customer needs. We continued to expand our product offerings in 1997 with new products such as the Koala(TM) Highchair, and the acquisition of Delta Play, a custom manufacturer of creatively themed, modular indoor children's play systems. With the acquisition of Park Structures in 1998, we entered the outdoor children's modular play market. We completed several acquisitions of complementary businesses and products in 1999 and 2000. In 1999, we purchased the assets of Superior Foam & Polymers, Inc. and Smart Products, Inc. Superior Foam manufactures and markets children's foam activity products to amusement parks, water parks, shopping malls and retail stores. Smart Products manufactures and distributes child safety and parental convenience products to grocery stores, retailers and restaurants. In 2000, we completed a stock and asset purchase of SCS Interactive, Inc. and an asset purchase of Fibar, Inc. SCS designs, manufactures and markets children's interactive waterplay equipment for use in family entertainment centers, water parks and amusement parks. Fibar markets and distributes playground surfacing systems for use in outdoor playground and equestrian sites. As a result of our product diversification efforts, the Baby Changing Station, while continuing to be a growth opportunity for us, represented less than 15% of our sales in 2001.

Industry Overview

     The Family Convenience and Children's Activity Market. We believe that parents are traveling, shopping and dining out with their children more often due to societal changes and demographic trends, including the strict time constraints of two-income and single parent households. A March 1998 national market research study conducted for us by the Howell Research Group reported that seven out of ten parents (68%) interviewed shopped with their children either all the time (27%) or most of the time (41%). According to the study, the impact of child-friendly facilities is very positive. The majority of women and a large number of the men interviewed said they shopped more frequently and spent more time and money at child-friendly stores. We believe that businesses increasingly need to create an accommodating and positive environment for children in order to attract customers, increase sales and create customer loyalty. We have developed and acquired family convenience and children's activity products to help businesses meet these needs.

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

     The children's outdoor modular play market for products produced by Park Structures, Fibar and SCS includes municipalities and other governmental agencies, public parks, public and private water parks, public and private schools, day care centers, developers, apartment complexes, family entertainment centers and amusement parks. We believe that this market has expanded for a number of reasons. As cities across the United States have grown, the trend has been to provide their constituents with better public services, including playground equipment in public parks and recreation centers. Also, many existing outdoor play structures are not accessible to people with disabilities or the structures or their underlying surfaces do not comply with current safety codes. In addition, wood structures, which were popular in the 1970s and 1980s, are not as popular today because of safety and maintenance concerns, and because they tend to deteriorate. Therefore, we believe that municipal risk managers and others who make the buying decisions regarding outdoor play systems are replacing or expanding their existing equipment.


Business Strategy

     Our primary business objective is to grow sales and earnings by continuing to be a leading provider of family-friendly products, systems and solutions. Our key strategic initiatives are summarized below.

     Operational Restructuring and Consolidation. During the second half of 2001, we initiated an operational restructuring of the Company with the intent of materially reducing operating costs and improving margins. The strategy includes a consolidation of manufacturing and administrative functions into our new Denver headquarters and manufacturing facility, implementation of a new Oracle accounting system, personnel reductions, elimination of certain low margin service offerings and selected price increases. The restructuring is currently being implemented and we expect to complete the process before the end of 2002.

      Capitalize on Brand Name Recognition. We believe that the Koala Bear Kare brand name has achieved significant recognition with businesses and their customers through the reputation of the Koala Bear Kare Baby Changing Station. We intend to continue to leverage this brand recognition through the marketing and licensing of our Koala Bear Kare brand and our other family convenience and children's activity products and children's modular play systems.

      In addition, we have begun to pursue licensing the Koala brand to related products. As an example, we recently entered into a product licensing agreement with Associated Hygenic Products to market a disposable diaper changing pad to be sold in the retail market.

     Maximize Market Penetration. We intend to continue to increase market penetration through an integrated marketing effort that includes manufacturer's representative and dealer sales, direct sales, trade shows and trade magazine advertising. We are continuing our direct telesales programs, which include direct mail campaigns. We also intend to expand the cross selling of products to new and existing customers and to expand the categories of facilities that purchase our products.

     Acquire Complementary Businesses and Products. We have an established acquisition program and regularly evaluate strategic acquisitions as a means of adding complementary businesses and product lines. We have completed several acquisitions and believe that there are opportunities to acquire other products or business lines that would complement current operations, expand current product offerings and provide additional opportunities to leverage our marketing efforts. We intend to resume our acquisition program when our consolidation and cost restructuring strategy has been fully implemented.

     Maintain Low Production Costs and High Quality. We practice a "buy or build" philosophy that seeks to maintain low production costs without compromising quality. As a result, a substantial portion of our manufacturing and assembly functions are currently outsourced, and certain design functions are handled by us. We believe that our new office and manufacturing facility provides us with opportunities to vertically integrate operations by acquiring equipment and bringing the manufacturing process in-house. As a result, our reliance on contract manufacturing may decrease and we expect that this would result in meaningful savings and improve overall quality.

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

     Expand International Marketing. We sell our products worldwide. Sales to customers outside of North America have increased from approximately $1.1 million in 1996 to approximately $3.7 million in 2001. We have hired a sales vice-president who is specifically focused on the international market. In addition, we plan to increase our international sales through increased cross-selling of our products.


Products

      We market our products in two product segments: family convenience and children's activity products, and children's modular play equipment products. These products are sold to businesses and other customers located in all 50 states and in approximately 50 foreign countries.

      Family Convenience and Children's Activity Products. Our family convenience products include:

o        the Koala Bear Kare Baby Changing Station
o        the Koala Bear Kare Child Protection Seat
o        the Koala Bear Kare Infant Seat Kradle
o        the Booster Buddy booster seat, and
o        the Koala Bear Kare Highchair

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

      Our children's activity products consist of the Koala Bear Kare Block and Maze Activity Table, Koala Bear Kare Wonder Wall and Koala Bear Kare Activity Center Carpet. These products, which include manipulative activities and colorful blocks, letters, numbers and designs, are designed for use in commercial waiting areas of businesses such as grocery stores, auto dealers, retail stores, physicians and other professional services providers. These products are solidly constructed to withstand heavy use and include hygienic maintenance features. We market these products individually or under the name Koala Kare Systems. The Koala Kare Systems allow businesses to create custom activity systems to suit individual space requirements and customer needs. These systems range from individual activity tables in doctors' offices to large children's activity or play areas in supermarkets comprising several thousand square feet where children are supervised in a controlled environment. Selected activity products with interactive video machines and other interactive products create a children's activity setting that allows parents to shop while their children are entertained in a safe, clean and child-friendly environment. The acquisition of Superior Foam added children's foam activity products to our product offerings. The foam activity products are manufactured using a proprietary process for applying specialized urethane coatings, which make the products durable and resistant to extreme weather conditions. The products are created in a variety of customized themes ranging from zoo animals to pirate ships and are typically sold to water parks, shopping malls and retail stores.

     Children's Modular Play Equipment. We currently market modular and custom themed children's indoor play equipment. We work with each customer to create custom designs that incorporate traditional modular components such as tunnels, walkways, ladders and ball pits with creative theming, such as a pirate's ship or jungle tree house. These products are designed for use in family entertainment centers, quick-service restaurants and shopping malls. The acquisition of Park Structures in 1998 and Fibar in 2000 expanded our product offerings into children's outdoor modular play equipment and playground surfacing. Park Structures designs, manufactures and markets modular and custom outdoor play equipment for municipalities and other governmental agencies, parks, public and private schools, day care centers, developers and apartment complexes. Park Structures products consist of traditional modular outdoor playground equipment such as decks, elevated climbing areas and slides. These components are available in a wide variety of sizes, configurations and colors. Fibar markets and distributes playground surfacing systems consisting primarily of engineered wood fibers that provide a safe and accessible playground surface at a lower relative cost. SCS manufactures interactive water play equipment such as water cannons and other interactive elements presented in attractive themes and combined with slides, fountains and waterfalls used in water parks. SCS also created a dry variation of its interactive designs marketed as the "foam factory" to family entertainment centers.


Marketing and Sales

     Family Convenience and Children's Activity Products. Our marketing strategy for family convenience and children's activity products consists of extending the Koala Bear Kare brand name, introducing new concepts and creating new groups of customers for our products around a theme For Happy Faces in Public Places(R) to existing and new groups of customers. We use a combination of dealer sales and direct sales to market these products.

     Since 1995, we have increased our sales and marketing costs in an effort to increase sales to a wider market. Our distribution network consists of manufacturer's sales representatives and dealers. The manufacturer's sales representatives promote our products to the dealers, who purchase the products from us and resell them to customers. The manufacturer's representatives receive commissions from the sale of our products. Most dealers are not granted any exclusive rights for products or territory. We sell products of Smart Products mostly through manufacturer's representatives and dealers. Dealer sales have accounted for a minority of our domestic sales and a majority of our foreign sales.

     International dealers are currently served by factory sales managers who are experienced in international sales. We intend to continue to expand international marketing activities by adding dealers and by locating Koala employees in selected markets around the world to supervise international sales activity. In addition, we plan to increase international sales of convenience and children's activity products through increased cross-selling of these products.

     Our direct sales program targets national accounts who prefer to buy directly from manufacturers and other end users that do not qualify as national accounts or are not served by dealers. Superior Foam's unique product offerings are sold by our direct sales staff. In 1999, we broadened our direct sales capabilities with the expansion of our KoalaTel telesales division. The expansion included capital investment in state-of-the-art telecommunications and data equipment designed for managing our telesales and direct mail programs.

     We support our marketing and sales activities through attendance at national and international industry trade shows in various market segments, and by advertising in trade magazines. Our advertising theme communicates that being family-friendly may increase business through increased customer loyalty.

      Our active public relations program is aimed at providing information about the concept of being family-friendly and illustrating the benefits of our family convenience and children's activity products. We assist industry publications in creating editorial content or news stories about the emerging trends around families' decisions about where to shop, eat or visit. In addition, our sales managers host educational seminars for decision-makers at key industry trade shows.

     Children's Modular Play Equipment. We market and sell custom indoor modular play equipment through trade show attendance, trade journal advertising and regular contact by our salespeople with designers of projects in various markets. Park Structures sells outdoor modular play equipment nationwide and internationally through a network of approximately 40 independent dealers and through an in-house sales staff that covers South Florida. Park Structures' marketing programs include attendance at national industry and regional trade shows, a focused media advertising campaign, incentive programs designed to stimulate growth and the publication of a product catalog. Delta Play sells indoor modular play equipment nationwide and internationally through an in-house sales staff. Delta Play's marketing programs include attendance at national and regional industry trade shows, a focused media advertising campaign and publication of a product catalog. Fibar markets playground surfacing products through a network of approximately 42 dealers, most of whom also sell modular playground equipment. SCS's interactive play equipment is marketed and sold through trade show attendance, trade journal advertising and by direct sales staff and designers. We plan to increase our international sales through the marketing of the modular play equipment of Park Structures and SCS.

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

      As described above, we believe that our new office and manufacturing facility provides us with opportunities to vertically integrate operations by acquiring equipment and bringing the manufacturing in-house.

     Family Convenience and Children's Activity Products. We develop the concepts for our family convenience and children's activity products in response to the needs of our customers. We outsource the tooling design. In the manufacturing process, components are molded to our specifications using various plastic molding processes and delivered to us for assembly and shipment to customers. We use a number of manufacturers for our products. We believe that adequate alternative sources of supply are available for these products if necessary.

     Our foam products are manufactured using a proprietary manufacturing process at our plant located near Austin, Texas. Unique designs are sculpted out of foam and are coated with a proprietary coating and application technique resulting in a highly customized and colorful product. The manufacturing process requires minimum training of our personnel and utilizes readily obtainable materials.

     Children's Modular Play Equipment. Our engineers design children's indoor modular play systems using computer design technologies applied to modular components. We own all of the significant molds and tooling used in the manufacture of specialized components used in the play equipment. Components for these systems are manufactured to our specifications and purchased from outside vendors. We fabricate certain metal and fiberglass components at our plant located near Vancouver, British Columbia, Canada. These components are then assembled by us at the plant and shipped to customers. We believe there are adequate alternative sources of supply for the manufacture of the indoor modular play equipment components.

     We custom design children's outdoor play systems using the same technology. We subcontract the plastic molding, fabrication and plastisol coating of deck platforms and aluminum casting to third parties. We also own all of the significant molds and tooling for these functions. We fabricate the majority of the steel playground parts and assemble our modular play equipment at our plant located in Coral Springs, Florida. We believe there are adequate alternative sources of supply for the manufacture of the outdoor modular play equipment components.

     Fibar uses a nationwide network of suppliers that manufacture the engineered wood fibers to our specifications and deliver the product directly to the customer's site for installation. As a result, we maintain very low inventory levels, primarily drainage materials included in certain surfacing systems. We control the quality of the product delivered to the customer by obtaining samples of delivered product and testing compliance with rigid specifications. We believe there are adequate alternative sources of supply for the manufacture of the engineered wood fibers.

     SCS designs its products using computer design technologies for the modular components. We subcontract the manufacture of plastic molding and certain other raw material components with third parties. We own all of the significant molds and tooling for these functions. We fabricate the structural steel components for water park equipment at our facility located near Portland, Oregon and we use a sub-contractor to manufacture the structural steel components for non-water park equipment. We manufacture the interactive equipment parts at our facility located in Denver, Colorado. We believe there are adequate alternative sources of supply for the manufacture of the modular waterplay equipment components.


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

     Competition in the children's activity product area is mainly from small businesses that make similar products and from efforts by individual businesses to create their own activity areas. We believe that our ability to offer custom designed products under our Koala Kare Systems program and our product quality and service give us a competitive advantage. We believe that our foam products are unique and that no competitor offers a product that is as soft and durable.

     Children's Modular Play Equipment. Our primary competitors in children's indoor modular play equipment are Little Tikes Commercial Play Systems, Inc., a unit of Newell, Inc., and Miracle Recreation Equipment Company. We compete in the children's indoor modular play market on the basis of quality, safety, service and our ability to provide a custom themed unit designed to meet the unique needs of the customer. Competition in children's outdoor modular play equipment is primarily from Game Time, Inc., a subsidiary of PlayCore, Inc., Miracle Recreation Equipment Company, Landscape Structures, Inc., Play World Systems and Little Tikes. We believe that Park Structures competes on the basis of design, quality and safety, price and customer service. Competition in playground surfacing is from companies with higher priced products, primarily rubber tiles and poured in place rubber surfaces. Competition in interactive water park equipment is from White Water Industries and from alternative entertainment offerings. SCS competes primarily on the basis of quality and design. Fibar competes primarily on price.


Product Warranties and Insurance

     For family convenience and children's activity products, we provide a replacement guarantee for one year against damage of products from natural disasters or vandalism, subject to a $100 service charge. We also provide a five-year limited warranty on parts and labor covering any defects in workmanship. For children's modular play equipment, we provide warranties ranging from a one year limited warranty on parts and labor covering defects in workmanship to a lifetime warranty on certain metallic parts. Historically, we have experienced minimal returns and warranty claims. We carry product liability insurance in an amount that we believe is adequate. Product liability claims against us to date have been covered by insurance.


Patents and Trademarks

     We own registrations and pending applications for many trademarks, including the "Koala Bear Kare" mark and several variations of the Koala Bear Kare logo that are featured on our products. We believe that the various Koala Bear Kare trademarks are widely recognized and important to our continued success. Each of our products marketed under this trademark prominently display a blue and white sticker with one of our logos.

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


Regulation

     Some of our products are subject to the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, among other laws, which empower the Consumer Product Safety Commission (CPSC) to mandate the repair, replacement or refund of the purchase price of products or, in extreme cases, even ban or force a recall of a product that presents a substantial risk of injury to the public. The CPSC may also issue civil and criminal penalties for knowing violations of the Acts. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world.

     Our modular play equipment is designed and inspected to meet the safety guidelines of the CPSC and the American Society for Testing and Materials (ASTM) for commercial playground systems. We conduct in-house testing and inspection to ensure compliance with the CPSC and ASTM guidelines. Park Structures is a member of the International Play Equipment Manufacturers Association, a member-driven international trade organization that represents and promotes an open market for manufacturers of playground equipment. Park Structures also performs manufacturing operations in conformance with the quality control standards required by ISO 9001. Park Structures received ISO 9001 certification in February 2000 and was recertified in December 2001.

      Our operations in the United States and Canada involve light fabrication activities utilizing paint, metal and fiberglass. We have the necessary permits to conduct these activities, and we believe that we are in material compliance with United States federal and state environmental laws and regulations and Canadian environmental laws and regulations.

      Many of our customers are required to comply with aspects of the Americans With Disabilities Act (ADA). We provide various ADA compliant products to assist our customers in meeting these requirements.


Employees

      We had approximately 271 full-time employees as of December 31, 2001, with approximately 225 in the United States and 46 in Canada. At March 15, 2002, we had approximately 250 employees. Our United States employees are not covered by any collective bargaining agreements. Our Canadian employees are represented by the International Wood and Allied Workers of Canada. A collective bargaining agreement is currently in place with the International Wood and Allied Workers and is effective until 2004. We believe that relations with our employees are good.


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

Our recent losses and resulting reduced cash flows could impair our ability to grow at historical rates.

     We incurred losses and reduced cash flows in 2001 compared to our historical operating results. This could impair our ability to obtain credit from our suppliers, obtain additional credit from other outside sources and fund our internal growth. This could also impact our ability to obtain orders and deposits from our customers.

Our growth has strained our resources, and if we are unable to manage our growth, our operating results will be impaired.

     We have experienced significant growth through acquisitions over the last few years, which has strained our resources. A continuing period of significant additional growth could place more strain on our management, operations and other resources. Our ability to manage growth will require us to continue to invest in operational, financial and information systems and to attract, retain, motivate and effectively manage our employees. The inability of our management to effectively manage growth could have a material adverse effect on our business, financial condition and results of operations. See "Business."

We have significant outstanding indebtedness that requires large debt service payments and limits our ability to receive additional financing.

       In order to finance our acquisition strategy and working capital requirements, we have incurred significant indebtedness. As of December 31, 2001, we had approximately $36.6 million of indebtedness outstanding under our line of credit and term loan. We are currently required to pay approximately $230,000 in interest per month to service such indebtedness and $500,000 per quarter in principal in 2002. In addition, we may be required to make up to an additional $2 million payment in April 2003 if we meet certain EBITDA goals during 2002. Our debt service payment will increase if the prime rate increases. In connection with the line of credit and term loan, we granted to our lenders a security interest in all of our assets. In addition, to the extent that our assets continue to secure debt, such assets will not be available to secure additional indebtedness.

     We were in default of certain covenants under that indebtedness at September 30, 2001. We obtained a waiver of such non-compliance which is contained in Amendment No. 1 to the new credit facility. The waiver required, among other things, the infusion of $10 million of capital into the Company by March 31, 2002, which would be used to reduce the balance outstanding under our term loan. At December 31, 2002, we were again in default of certain covenants under that indebtedness and anticipated, based on our expected results, that we would be in default throughout 2002. On April 1, 2002, we obtained a waiver of such non-compliance which is contained in Amendment No. 2 to the new credit facility. Under the amendment, the due date of our line of credit has been extended to April 15, 2003, the date to obtain the $10 million of additional capital is changed to April 1, 2003, the quarterly payments for 2002 have been reduced to $500,000 per quarter and the covenants have been reset. The amendment also requires us to make up to $2 million in additional principal payments on April 30, 2003 if we meet certain EBITDA targets for 2002. We have engaged an investment banker to assist us with raising the additional financing. If we are unable to obtain the additional financing, the bank could take additional steps with regard to their loans to us, which could include declaring us in default, forcing us to sell assets, limiting our borrowing capacity or foreclosure.

Any new financing we obtain may significantly dilute our existing common shareholders.

     We are currently attempting to obtain new financing to reduce our term loan. It is likely that any financing that we obtain will be senior in liquidation preference to our common stock, will dilute the existing common shareholders, and will have a significant impact on the earnings per share available to our common shareholders. This could cause the price of our common stock to fluctuate significantly.

Our quarterly operating results have varied significantly.

     Our sales and earnings have historically and may in the future fluctuate from quarter to quarter based on several factors such as the number of new commercial construction starts, production delays, cost overruns on large projects, public budget processes, supply costs and general economic conditions. Demand for our products can vary significantly from quarter to quarter due to seasonality, revisions in customer budgets or schedules and other factors beyond our control. Due to all of the foregoing factors, our results of operations have and could in the future fall below our estimates and the expectations of securities analysts and investors. In this event, the market price of the common stock has, and could in the future be materially adversely affected.

If we do not successfully implement our restructuring, our operating results could be impacted.

     In the second half of 2001, we began implementing an operational restructuring plan designed to reduce costs and improve our margins. The restructuring is expected to be completed in 2002. If we are not successful in implementing the restrucuring as planned, our operating results could be significantly impacted.

If we fail to successfully implement our new company-wide enterprise resource planning software system our business may suffer.

     Our success depends, in part, on the accuracy and proper utilization of enterprise resource planning software. We currently rely on several different management information systems to assist us in procurement, sales and other decisions. We believe that our current software systems are no longer adequate for our purposes. We are currently in the process of replacing our existing software systems with a new integrated platform. If our new system is not installed in a timely manner or is not sufficient to sustain our operations and our anticipated or actual growth, our purchasing and sales operations and our financial reporting could be disrupted, which could seriously harm our operating results and cause the price of our common stock to decline. In order to ensure the sufficiency of our system, we may need to invest in software enhancements and expanded capabilities, as well as in additional computer hardware, which may be expensive.

Our business could be hurt if we make acquisitions that are not successful.

     An integral part of our business strategy has been to acquire other companies, assets or product lines that complement or expand our existing business. Acquisitions involve a number of risks that could materially affect us, including the diversion of management's attention, the need to assimilate the operations and personnel of the acquired companies, the impairment of acquired intangible assets and the potential loss of key personnel of the acquired companies. Future acquisitions may require the payment of consideration in excess of book value and may result in the issuance of additional shares of our common stock or the incurrence of additional indebtedness, all of which could have a dilutive effect on our net income per share. In addition, products offered following a future acquisition may have lower gross profit margins than our current product lines. There can be no assurance that any acquisitions will not have a material adverse effect on our business, financial condition and results of operations. We currently do not have any agreements or understandings regarding potential acquisitions. See "Business--Business Strategy."

We may become subject to product liability claims, which may impact our results.

     Our products are designed for use with infants and children. The children's modular play equipment industry may be subject to a greater number of claims than the convenience products industry. We carry product liability insurance in an amount that we believe is adequate to cover risks associated with our products. There can be no assurance, however, that existing or future insurance coverage will be sufficient to cover all product liability risks or that such insurance will be available at favorable rates. Defending a product liability claim could significantly divert management's attention. A partially or completely uninsured claim against us, if successful, could have a material adverse effect on our business, financial condition and results of operations. See "Business--Product Warranties and Insurance."

We face intense competition.

     The markets for our products are highly competitive and include numerous domestic and foreign competitors, including well-known manufacturers of consumer and commercial child play equipment, furniture and other juvenile products that are substantially larger and have greater financial, marketing and other resources than we have. There can be no assurance there will not be new entrants into our markets or that we will be able to compete successfully in the future. See "Business--Competition."

If we lose our key personnel or cannot recruit additional personnel, our business may suffer.

     Our future success will depend to a great extent upon the continued service of certain senior management personnel and our continuing ability to attract, assimilate and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel or that we can attract, assimilate and retain such employees in the future. Although we have non-disclosure and non-compete agreements with many of our employees, including our executive officers, we do not have employment agreements with any of our executive officers. We do not maintain key-person life insurance policies on any employees, including Mark A. Betker, our Chairman, Chief Executive Officer and President. The loss of the services of Mr. Betker or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon our business, financial condition and results of operations.

If our outside manufacturers fail to supply us in a timely and cost-effective manner, our business may suffer.

     A large number of the components for our products are manufactured to our specifications by outside suppliers. Our ability to assemble and distribute our products depends upon our ability to obtain an adequate uninterrupted supply of component parts. Although we own the significant tooling and molds used in manufacturing our products, we do not have any long term agreements or contracts with suppliers, most of which are the single source of supply. While we believe that there are adequate alternative sources of such component parts, there can be no assurance that any interruption in the supply of such component parts to us or a change to a new supplier would not have a material adverse effect on our business, financial condition or results of operations. Moreover, if our tooling or molds are damaged, we could suffer additional delays and costs until such tooling or molds are repaired or replaced. Although we have business interruption insurance to protect us against such interruptions, such insurance may not prevent such interruptions from having a material adverse effect upon our business, financial condition and results of operations. See "Business--Design and Manufacturing."

We face risks associated with international operations.

     As part of our growth strategy, we are seeking opportunities to further expand our products and systems distribution into international markets. Sales to customers outside of North America accounted for approximately 6% of sales in 2001. In addition, we operate a manufacturing and assembly facility in Vancouver, British Columbia, Canada. Our international operations are subject to a wide range of general business risks, including:

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

     The trading price of our common stock has been and is likely to continue to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

|X|      variations in our operating results;
|X|      announcements of new product lines by us or our competitors;
|X| changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
|X|      violations of our debt covenants;
|X|      changes in operating and stock price performance of our competitors;
|X| additions or departures of key personnel; and |X| future sales of equity, incuding sales required by our lenders.

     Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.


ITEM 2.    DESCRIPTION OF PROPERTIES

       In January 2002, we moved into a new 115,000 square foot office and manufacturing facility in Denver, Colorado. This facility serves as the Company headquarters as well as a manufacturing and assembly facility for interactive play equipment and children's convenience and activity products. The lease on this facility expires in 2012. We lease a 67,000 square foot plant near Vancouver, British Columbia, where we manufacture and assemble indoor modular play equipment. This lease expires in 2003. Our manufacturing and assembly operations of our outdoor modular play equipment are conducted from a leased 90,000 square foot facility in Coral Springs, Florida. This lease expires in 2007, with one option to renew the lease for an additional five-year term. We lease an approximately 11,000 square foot facility near Austin, Texas where we manufacture foam activity products with a lease expiration date in 2002. Our interactive water park equipment is manufactured at a leased 40,000 square foot facility west of Portland, Oregon. This lease expires in 2010. Fibar's sales, marketing and administrative operations are conducted at a leased 3,000 square foot office facility located in Armonk, New York. This lease expires in 2003. We believe that our facilities are adequate for our current needs.


ITEM 3.    LEGAL PROCEEDINGS

     We have been a party to litigation in the ordinary course of our businesses. We do not believe that any current litigation will have a material adverse effect upon our business, financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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


                                                                 SALES PRICE
                                                                 -----------
                                                                 LOW     HIGH
                                                                 ---     ----
                          YEAR ENDED DECEMBER 31, 2000

First quarter ............................................   $  10.50   $ 17.50

Second quarter ...........................................   $  12.63   $ 15.50

Third quarter ............................................   $  11.88   $ 16.38

Fourth quarter ...........................................   $   6.50   $ 16.31


                              YEAR ENDED DECEMBER 31, 2001

First quarter ............................................   $   3.03   $ 12.00

Second quarter ...........................................   $   3.00   $  4.25

Third quarter ............................................   $   0.96   $  5.40

Fourth quarter ...........................................   $   0.60   $  1.36


         As of March 15, 2002, there were approximately 125 shareholders of record.

     We have never paid cash dividends on our common stock. Our credit agreement contains a restrictive covenant that prohibits the payment of dividends without the lender's consent. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

                             Year Ended December 31,
                      (In thousands, except per share data)

INCOME STATEMENT DATA:                 2001        2000        1999        1998        1997
                                       ----        ----        ----        ----        ----
Sales                               $ 59,222    $ 61,589    $ 37,864    $ 19,645    $ 14,099
Cost of sales                         37,137      34,702      18,822       9,172       6,006
                                    --------    --------    --------    --------    --------
Gross profit                          22,085      26,887      19,042      10,473       8,093
Selling, general and
administrative expense                19,204      15,955       9,467       5,485       4,231
Amortization of intangibles            2,395       2,085         959         298         201
                                    --------    --------    --------    --------    --------
Income from operations                   486       8,847       8,616       4,690       3,661
Interest expense                       3,147       2,919         902        --          --
Other (income) expense                     8        (363)         (1)        (79)       (115)
                                    --------    --------    --------    --------    --------

Income (loss) before income taxes     (2,669)      6,291       7,715       4,769       3,776
Income tax (benefit) expense            (679)      2,259       2,624       1,669       1,340
                                    --------    --------    --------    --------    --------
Net income (loss)                   $ (1,990)   $  4,032    $  5,091    $  3,100    $  2,436
                                    ========    ========    ========    ========    ========

Net income (loss) per share:
   Basic                            $  (0.29)   $   0.60    $   0.81    $   0.61    $   0.49
   Diluted                          $  (0.29)   $   0.58    $   0.78    $   0.60    $   0.48
Weighted average common
  shares outstanding:
   Basic                               6,872       6,770       6,257       5,072       5,007
   Diluted                             6,872       7,001       6,516       5,198       5,096

BALANCE SHEET DATA:
Working capital                     $ 14,957    $ 19,068    $ 12,629    $  8,732    $  3,945
Total assets                          83,045      91,429      48,558      41,605      14,957
Total liabilities                     45,463      51,690      18,231      20,109       2,107
Shareholders' equity                  37,582      39,739      30,327      21,496      12,850

Notes:

The Company has completed a number of acquisitions during the above periods as described below. See MD&A for further discussion of the impact of these acquisitions.

(A) SCS Interactive and Fibar were acquired during 2000.
(B) Superior Foam and Smart Products were acquired during 1999.
(C) Park Structures was acquired during 1998.
(D) Delta Play was acquired during 1997.
(E) Shipping and handling costs have been reclassified out of sales and into cost of sales for all prior periods in order to be consistent with the 2001 presentation.


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

Koala Overview

     We are a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. Our sales are derived from two business segments, family convenience and children's activity products and children's modular play equipment. Our family convenience and activity products include baby changing stations and high chairs, activity tables, carpets and foam play products. Children's modular play equipment includes indoor and outdoor playground equipment and interactive play equipment used in water parks, family entertainment centers and amusement parks. We intend to capitalize on brand name recognition established through our market-leading Koala Bear Kare Baby Changing Station. Our sales have grown from $3.8 million in 1993 to $59.2 million in 2001, with sales growth generated by both the acquisition of seven businesses and the internal growth achieved by these businesses during this period.

     Prior to 1996, our sales were derived primarily from the sale of family convenience products, which include Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles and Booster Buddy Seats. One of our strategies has been to reduce our dependence on Baby Changing Stations through the acquisition and development of complementary products. In furtherance of this strategy, we acquired the following businesses:

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

     As a result of these acquisitions and introduction of new products, Baby Changing Stations represented less than 15% of our sales in 2001.

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

     Our gross profit margins are affected by product mix, with the Baby Changing Station and other family convenience products and the children's activity products typically providing higher gross profit margins than the children's modular play equipment. The children's modular play equipment, however, has higher average selling prices and contributes to our sales growth. In addition, sales made through dealers provide lower gross profit margins than direct sales due to the expense associated with the manufacturer's sales representatives and dealers. To the extent we acquire additional companies or product lines, our gross profit margins may be lower than those currently achieved from sales of our current product lines due to a number of factors that may include products with higher average selling prices but lower gross margin percentages. Although our acquisitions have decreased the overall gross profit margin percentages, we believe that the addition of new products and products lines provides opportunities for revenue diversification and increased long-term profitability, while also reducing our reliance on the Baby Changing Station.

Components of Sales and Expense

     We recognize sales for the majority of our operations at either the time our products are shipped, or when installation is complete in cases where we perform the installation services. At SCS Interactive (included in the modular play segment), we use the percentage of completion method of accounting because the build-to-install timeline of their jobs is of longer duration. Revenues from shipping and handling are included in sales. Cost of sales consists of components manufactured for us and direct labor and overhead incurred by us. With the exception of the foam activity products and baby changing stations, all major components for the family convenience products and children's activity products currently are manufactured and assembled by outside vendors. We fabricate and assemble most of our modular play products. Cost of sales also includes shipping and handling costs.

     Selling, general and administrative expense consists primarily of commissions paid to manufacturer's sales representatives and other selling expenses, executive, sales, engineering and design, and office salaries, related payroll taxes, advertising expenses and depreciation on office equipment and computer hardware and software.

     We provide limited warranties for our products. We have experienced minimal returns and warranty claims, and therefore no accrual has been made for future claims except for SCS, where a reserve of .75% of SCS's 2001 annual sales has been recorded.

Critical Accounting Policies and Estimates

     In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, income taxes, warranty operations and contingencies and litigation. We base our estimates and judgments on historical experience and other factors. Actual results could differ from our estimates. Following is a discussion of some of our more critical accounting policies and judgments.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make judgments regarding these allowances based on our knowledge of the customer, historical patterns and other factors.

     We have not established reserves for excess or obsolete inventories at any of our locations because we believe that all of our existing inventory is saleable for a price in excess of its carrying value. We specifically identify inventory that we believe do not meet this criteria when we perform physical inventories and assign a carrying value based on our best estimate of net realizable value.

     We exercise judgment in evaluating our intangible assets for impairment. We have used estimates of future cash flows which take into account our anticipated results of operations. Key assumptions that we have used to develop these cash flows include estimates with respect to future sales volumes, margins and other expenses. We believe our businesses will generate sufficient cash flow to recover the goodwill under existing accounting rules and other intangible assets we have recorded as a result of acquisitions.

     In 2002, we will be required to adopt Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets (SFAS 142). See "New Accounting Standards" below for further discussion of the impact of this implementation.

     Revenue at our SCS division is recognized on the percentage of completion basis. Under this method, we make estimates with respect to the percentage of completion of individual jobs and recognize revenue accordingly.

     We do not maintain a warranty reserve at any of our divisions other than SCS. We make judgements about the amount of warranty claims based on our knowledge of historical warranty claims.

     We make judgments regarding the amount to record for future loss contingencies related to legal actions and other disputes based on the available information and consultation with our legal counsel.

     The determination of our tax provision is complex and requires a number of judgments about the recoverability of deferred tax assets, including our ability to generate future taxable income.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB)issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

      We will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $700,000 ($.10 per share) in 2002. We will test goodwill for impairment using the two-step process prescribed in SFAS
142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to complete the first step by June 30, 2002. Based on steps we have taken to prepare for the adoption of SFAS 142, it is possible that a portion of the unamortized goodwill will be impaired using the impairment measurement methodology required by SFAS 142. We have not yet determined the amount of the potential impairment loss, if any. Any impairment that is required to be recognized when adopting SFAS 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We will complete measurement of any impairment loss upon the initial adoption of SFAS 142 by December 31, 2002.

      In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30,

Reporting the Results of Operations - Reporting the Effects Of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We will adopt SFAS 144 as of January 1, 2002 and do not anticipate any immediate impact from the adoption of this statement.

      In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS 143 in 2003. We are evaluating the impact of the adoption of SFAS 143 on our consolidated financial statements.

Results of Operations

     The following table sets forth certain income statement data stated as a percentage of sales:

                                                  Years Ended December 31,
                                                  ------------------------
                                                  2001      2000      1999
                                                  ----      ----      ----
Sales ......................................     100.0%    100.0%    100.0%

Cost of sales ..............................      62.7      56.3      49.7
                                                 -----     -----     -----

Gross profit ...............................      37.3      43.7      50.3

Selling, general and administrative expenses      32.5      25.9      25.0

Amortization of intangibles ................       4.0       3.4       2.5
                                                 -----     -----     -----

Income from operations .....................       0.8      14.4      22.8

Interest expense ...........................       5.3       4.7       2.4

Other income ...............................       0        (0.5)      0
                                                 -----     -----     -----

Income (loss) before income taxes ..........      (4.5)     10.2      20.4

Income tax (benefit) expense ...............      (1.1)      3.7       7.0
                                                 -----     -----     -----

Net income (loss) ..........................      (3.4)%     6.5%     13.4%
                                                 =====     =====     =====



Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Sales decreased 3.8%, or $2.4 million, to $59.2 million for the year ended December 31, 2001 compared to $61.6 million for the year ended December 31, 2000. Sales for the fourth quarter of 2001 were $12.3 million as compared to $15.4 million in 2000.

     In the family convenience and children's activity segment, sales declined from $17.7 million in 2000 to $14.9 million in 2001. Sales for the fourth quarter of 2001 were $3.0 million compared to $4.3 million in 2000. We believe the factors that contributed to this decline included a slowing economy and tightened capital budgets for our customers, a cutback in purchases by our customers as a result of the events of September 11 and a falloff in sales of baby changing stations and other activity products that we believe is related to reductions in our direct mail program in the fourth quarter of 2001 due to the anthrax scare. We resumed direct mailings in January of 2002.

     In the modular play equipment segment, sales increased from $43.9 million in 2000 to $44.3 million in 2001. Sales for the fourth quarter of 2001 were $9.3 million compared to $11.1 million in 2000. The increase for the year is primarily due to the inclusion of Fibar results for a full year in 2001 as compared to four months in 2000, partially offset by a slowing economy, the impacts of the September 11 events on the fourth quarter and a significant reduction in the higher end themed sales in the water play division. We believe results were negatively impacted due to poor weather and reduced attendance at water parks in 2000, which caused this segment of the market to significantly reduce their capital spending for 2001.

     Gross profit decreased 17.9%, or $4.8 million, to $22.1 million for the year ended December 31, 2001 compared to $26.9 million for the year ended December 31, 2000. The decrease was due to the decrease in sales and a change in the sales mix, with a higher proportion of the sales coming from the modular play segment in 2001 as compared to 2000, which has lower margins than the convenience segment. As a percentage of sales, gross profit decreased to 37.3% of sales in 2001 compared to 43.7% of sales in 2000 primarily because of the impact of the lower sales relative to our fixed production costs. Offsetting this were the impacts of the personnel reductions from the operational restructuring described below.

     Selling, general and administrative expense increased 20.4%, or $3.2 million to $19.2 million for the year ended December 31, 2001 compared to $16.0 million for the year ended December 31, 2000. The majority of the increase was due to the inclusion of SCS and Fibar for a full year in 2001 versus ten months and four months, respectively, in 2000. Selling, general and administrative expense as a percentage of sales increased to 32.5% of sales in 2001 compared to 25.9% in 2000 primarily due to the lower sales. Sales and marketing expense increased 19%, or $1.4 million to $8.6 million for the year ended December 31, 2001 compared to $7.2 million for the year ended December 31, 2000. These cost increases were primarily due to the inclusion of the sales and marketing costs of the newly acquired businesses noted above. General and administrative expense increased 20%, or $1.8 million, to $10.6 million for the year ended December 31, 2001 compared to $8.8 million for the year ended December 31, 2000. Once again, the increase was primarily the result of the inclusion of a full year of the newly acquired businesses in 2001.

     Amortization expense from intangible assets increased from $2.1 million in 2000 to $2.4 million in 2001. This increase is primarily due to a full year of amortization of goodwill and other identifiable intangible assets acquired in the acquisitions of SCS and Fibar in 2000.

     We used debt to finance the acquisitions of Park Structures in December 1998, Superior Foam and Smart Products in 1999, and SCS and Fibar in 2000. As a result, we incurred interest expense of $3.1 million during the year ended December 31, 2001 compared to $2.9 million during the year ended December 31, 2000. The increase in interest expense as a result of the increased borrowings was partially offset by lower average interest rates during 2001.

     Our effective tax rate was (25.4)% and 35.9% for the years ended December 31, 2001 and 2000, respectively. In 2001, we have a tax benefit due to our operating losses. The decline in our effective tax rate for 2001 is due primarily to the relationship of our non-deductible goodwill to our taxable loss. Because the loss for 2001 is less than our pre-tax income in 2000, the effect of the fixed amount of non-deductible goodwill is relatively larger on the effective tax rate.

     As a result of the factors discussed above, we incurred a net loss of $2.0 million for the year ended December 31, 2001 compared to net income of $4.0 million for the year ended December 31, 2000.

     During the second half of 2001, we initiated an operational restructuring with the intent of materially reducing operating costs and improving margins. The strategy includes a consolidation of manufacturing and administrative functions into our new Denver headquarters and manufacturing facility, personnel reductions, elimination of certain low margin service offerings and selected price increases. The restructuring is currently being implemented and we expect to complete the process before the end of 2002. During 2001, we reduced our workforce by approximately 124 employees, or 31%. We expect to make additional reductions during 2002 as we consolidate additional functions into the Denver facility. The costs associated with the reduction of our workforce in 2001 are included in selling, general and administrative expenses and were not significant. No costs have been accrued for the potential 2002 employee reductions.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Sales increased 62.5%, or $23.7 million, to $61.6 million for the year ended December 31, 2000 compared to $37.9 million for the year ended December 31, 1999. A majority of the increase resulted from sales of interactive water play equipment, playground surfacing products and foam activity products included in product lines acquired in 1999 and 2000. Sales in the modular play segment accounted for $22.9 million of the $23.7 million increase. Sales in the convenience and activity segment accounted for $.8 million of the increase. The smaller contribution by the convenience and activity segment was due primarily to the discontinuance of several children's activity products where gross margins had fallen below the targeted threshold for this segment as well as the effect of the general slowdown in orders during the fourth quarter of 2000 due to a softening of the economy, offset by increases in revenues from acquired product lines.

     Gross profit increased 42%, or $7.9 million, to $26.9 million for the year ended December 31, 2000 compared to $19.0 million for the year ended December 31, 1999. As noted above, the majority of the increase in gross profit resulted from sales of products of the newly acquired businesses. As a percentage of sales, gross profit decreased to 43.7% of sales in the 2000 period compared to 50.3% of sales in the 1999 period primarily because of a change in product mix that included a higher proportion of sales of children's modular play equipment. The gross profit percentage was also negatively impacted by higher than expected costs incurred in the modular play equipment segment, including cost overruns on several large jobs, and higher labor costs incurred in the fourth quarter and the addition of quality assurance personnel for the ISO 9001 program that was certified in early 2000.

     Selling, general and administrative expense increased 68.5%, or $6.5 million to $16.0 million for the year ended December 31, 2000 compared to $9.5 million for the year ended December 31, 1999. Selling, general and administrative expense as a percentage of sales increased to 25.9% of sales in the 2000 period compared to 25.0% in the 1999 period primarily due to the addition of sales, legal and engineering personnel and increased product liability insurance premiums incurred as a result of higher levels of product liability insurance coverage. Sales and marketing expense increased 33.3%, or $1.8 million to $7.2 million for the year ended December 31, 2000 compared to $5.4 million for the year ended December 31, 1999. These cost increases were primarily due to the inclusion of the sales and marketing costs of the newly acquired businesses noted above. Higher expenses for various marketing programs and salaries of sales and marketing personnel added subsequent to the 1999 period also contributed to the increase. General and administrative expense increased 114.6%, or $4.7 million, to $8.8 million for the year ended December 31, 2000 compared to $4.1 million for the year ended December 31, 1999. Once again, the increase was primarily the result of the inclusion of the newly acquired businesses in 1999 and 2000.

     Amortization expense from intangible assets increased from $1.0 million in 1999 to $2.1 million in 2000. This increase is primarily due to the amortization of goodwill and other identifiable intangible assets acquired in the acquisitions of Superior Foam and Smart Products in 1999 and SCS and Fibar in 2000.

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

     Net income decreased 20.8%, or $1.1 million, to $4.0 million for the year ended December 31, 2000 compared to $5.1 million for the year ended December 31, 1999. As a percentage of sales, net income declined during the 2000 period compared to the 1999 period primarily due to the inclusion of a larger proportion of the children's modular play equipment line in the product mix. Net income per share (diluted) decreased 25.6%, or $.20, to $.58 for the year ended December 31, 2000 compared to $.78 for the year ended December 31, 1999. The percentage decrease in net income per share (diluted) was greater than the percentage decrease in net income as a result of an increase of .5 million shares in the weighted average number of shares outstanding.

Seasonality and Quarterly Financial Information (unaudited):

     Our business is seasonal due primarily to the slowdown of new construction and inability to install outdoor modular play equipment and surfacing during the winter months in many parts of the country and the general slowdown of purchasing by retailers during their busy holiday season. As a result, we typically have lower sales and gross profit in the fourth and first calendar quarters.

     The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2001 and 2000. The information has been derived from unaudited statements of operations data that we believe are stated on a basis consistent with the audited financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the United States. Our results of operations for any quarter are not necessarily indicative of the results to be expected in any future period.

     Shipping and handling costs in the first three quarters of 2001 and all quarters in 2000 have been reclassified from revenues to cost of sales to be consistent with the current year end presentation. These reclassifications had no impact on net income or cash flows.

                                              -----------------------------------------------------------
                                                                    Quarter Ended
                                                 (unaudited and in thousands, except per share data)
                                              -----------------------------------------------------------
                      2001                           Mar. 31        June 30       Sept. 30       Dec. 31
                      ----                           -------        -------       --------       -------
     Sales                                           $14,304        $15,411        $17,169       $12,338
     Gross profit                                      6,350          6,165          6,249         3,321
     Net income (loss)                                   475           (57)             14       (2,422)
     Basic earnings (loss)  per share                    .07          (.01)            .00         (.35)
     Diluted earnings (loss)  per share                  .07          (.01)            .00         (.35)

                                              -----------------------------------------------------------
                                                                    Quarter Ended
                                                 (unaudited and in thousands, except per share data)
                                              -----------------------------------------------------------
                      2000                           Mar. 31        June 30       Sept. 30       Dec. 31
                      ----                           -------        -------       --------       -------
     Sales                                           $11,646        $17,352        $17,227       $15,364
     Gross profit                                      5,705          7,996          8,122         5,064
     Net income (loss)                                 1,263          1,883          1,567         (681)
     Basic earnings (loss) per share                     .19            .28            .23         (.10)
     Diluted earnings (loss) per share                   .19            .27            .22         (.10)

Liquidity and Capital Resources

     We have financed our operations primarily from cash provided by operating activities and from cash advanced under our revolving bank line of credit. In addition, we have financed various acquisitions using cash advanced under the line of credit.

     We increased the maximum amount available under our secured line of credit with U.S. Bank N.A., agent for various lenders, to $45.0 million on November 17, 2000. The interest rate on amounts borrowed under the line of credit was based on the applicable Reserve Adjusted LIBOR rate or the bank's prime rate. At December 31, 2000, the Reserve Adjusted LIBOR rate was 9.19% while the bank's prime rate was 9.5%, compared to 8.18% and 8.5% at December 31, 1999, respectively.

     In the third quarter of 2001, we amended and restated our existing credit facility and established a revolving credit facility in the amount of $14 million and a term loan in the amount of $28 million (the "New Credit Facility"). This facility is secured by substantially all of our assets and requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. Availability under the revolving credit facility is determined by a formula based on inventory and accounts receivable balances. A commitment fee of .50% per annum is payable quarterly based on the average daily unused portion of the revolving line of credit. The interest rate on this facility is the bank's prime rate plus 2.5%. The bank's prime rate was 4.75% at December 31, 2001. The term loan is due September 26, 2004. The revolving credit facility is due September 26, 2002. There was $36.6 million outstanding under the credit facility as of December 31, 2001, and $38.0 million outstanding as of December 31, 2000.

     At September 30, 2001, we were not in compliance with the financial covenants for maximum leverage ratio and minimum interest coverage ratio. We obtained a waiver of such non-compliance which is contained in Amendment No. 1 to the New Credit Facility. The waiver required, among other things, the infusion of $10 million of capital into the Company by March 31, 2002, which would be used to reduce the amounts outstanding under the term loan, and sets new covenants.

     At December 31, 2002, we were again in default of certain covenants under that indebtedness and anticipated, based on our expected results, that we would be in default throughout 2002. On April 1, 2002, we obtained a waiver of such non-compliance which is contained in Amendment No. 2 to the New Credit Facility. Under the amendment, the due date of our line of credit has been extended to April 15, 2003, the date to obtain the $10 million of additional capital is changed to April 1, 2003, the quarterly payments for 2002 have been reduced to $500,000 per quarter and the covenants have been reset. The amendment also requires us to make up to $2 million in additional principal payments on April 15, 2003 if we meet certain EBITDA targets during 2002. We have engaged an investment banker to assist us with raising the additional financing.

     Cash provided by (used in) operating activities for 2001, 2000 and 1999 was $2.7 million, $(.4) million and $3.7 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2001 compared to the year ended December 31, 2000 resulted primarily from changes in working capital items as a result of our focus on improving collections and reducing inventories. The decrease for the year ended December 31, 2000 resulted primarily from funding higher levels of working capital required to support our growth, primarily inventory and overpayment of estimated tax installments in 2000.

     Working capital as of December 31, 2001 and December 31, 2000 was $15.0 million and $19.1 million, respectively, and cash balances were $0 and $.2 million for 2001 and 2000. The relatively low cash balances are the result of our practice of applying all excess cash against the line of credit to minimize interest expense payable on the line of credit.

     We have used our operating cash flow and borrowings under our line of credit primarily for the expansion of sales and marketing activities, the acquisition and development new products and product lines, capital expenditures and working capital. Net cash used in investing activities was $1.6 million for the year ended December 31, 2001, $23.6 million for the year ended December 31, 2000 and $26.6 million for the year ended December 31, 1999. In 2001, we made payments of $.5 million for holdbacks and earnouts on prior acquisitions. In 2000, $22.3 million was used to purchase SCS and Fibar. In 1999, $25.4 million was used to purchase the assets of Park Structures, Superior Foam and Smart Products. The balance was primarily devoted to capital expenditures for fixed assets, intellectual property and an advance in 2000 to one of our officers related to the exercise of stock options in 1999.

     Net cash provided by (used in) financing activities was $(1.4) million, $24.0 million and $16.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The use of funds in 2001 primarily represents the net payments on our line of credit and term loan. We funded the cash portion of the purchase price in 2000 for SCS and Fibar with the revolving credit facility from the bank. We funded the acquisition of Park Structures in 1999 through a combination of existing cash balances and borrowings under the revolving credit facility. In 1999, we received approximately $2.6 million in proceeds from the exercise of the underwriter's over-allotment option on a secondary offering we completed in 1998.

     Our backlog of orders is comprised primarily of orders from our customers in the modular play equipment segment. The amount of backlog at any given point in time will vary due to customers' seasonal buying patterns and our production capacity. The backlog of orders was $4.0 million at December 31, 2001 and approximately $6.4 million at December 31, 2000.

     We were not materially affected by changing raw materials prices except for polyethylene prices in 2000, which increased materially due to the increase in costs for all petroleum based products experienced in the United States during the year.

     Our revolving line of credit and term loan will require significant cash payments in the future. We have various other contractual obligations, primarily lease agreements, that also require significant future cash payments. The table below summarizes these future obligations.

Contractual Obligations
                                 Total        Less than 1     1-3 years     4-5 years      After 5 years
                                 -----        ------------    ---------     ---------      -------------
                                                  year
                                                  ----
Revolving line of credit      $ 9,600,000      $        0    $ 9,600,000    $        0        $        0
Term loan                      27,000,000       2,000,000     25,000,000             0                 0
Capital leases                    164,356          54,784        109,572             0                 0
Acquisition payments              702,130         702,130              0             0                 0
Operating leases               10,228,400       1,519,800      2,290,800     2,104,200         4,313,600
                              -----------      ----------    -----------    ----------        ----------
Total                         $47,694,886      $4,276,714    $37,000,372    $2,104,200        $4,313,600
                              ===========      ==========    ===========    ==========        ==========

     In addition to the above, our term loan requires additional payments of up to $2 million by April 15, 2003 if we meet certain EBITDA targets for 2002 and requires payments of up to 75% of our excess cash flow as defined.

     We believe that our cash flow from operations and the unused capacity under our revolving line of credit will be sufficient to fund our operations for the next twelve months. We are required under our amended loan agreements to obtain an additional $10 million of capital by April 1, 2003 to reduce amounts currently outstanding under our term loan. If it appears that we will not meet the covenant targets, we will consider taking additional cost reduction steps which could include employee reductions and other spending cuts.

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

     Delta Play is located in Canada near Vancouver, British Columbia. Delta Play's sales to customers outside Canada and a certain amount of our raw material purchases are transacted in United States dollars. Sales to customers within Canada, labor costs and certain raw material purchases are transacted in Canadian dollars. The fluctuation in the exchange rate between United States dollars and Canadian dollars during 2001 and 2000 did not materially affect our business during 2001 or 2000 and we do not believe, based on historical trends, that future exchange rate fluctuations will have a material adverse impact on our financial position, results of operations or liquidity.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Item 10 is incorporated herein by reference to our proxy statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2001.


ITEM 11. EXECUTIVE COMPENSATION

       The information required by Item 11 is incorporated herein by reference to our proxy statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 is incorporated herein by reference to our proxy statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 is incorporated herein by reference to our proxy statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2001.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

         The Financial Statement Index is on Page F-1.




Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Year Ended December 31,
Deducted from asset accounts:             2001          2000          1999
                                          ----          ----          ----

Allowance for doubtful accounts
   Balance at beginning of period        $ 387,456     $ 131,030     $ 111,144
   Charged to expense                      357,322       285,460       155,395
   Amount from acquisition                   --           85,000          --
   Deducted                               (298,977)     (114,034)     (135,509)
                                         ---------     ---------     ---------
   Balance at end of period              $ 445,801     $ 387,456     $ 131,030
                                         =========     =========     =========


Exhibits and Reports on Form 8-K


Exhibit
No.            Description

         3.1 Articles of Incorporation of Koala Corporation (5) 3.2Bylaws of Koala Corporation (5) 4.1Specimen Common Stock Certificate (1)
        10.1   Incentive Stock Option Plan dated August 19, 1993 (1)
        10.2 Koala Corporation 1995 Stock Option Plan, as amended (5) Industrial Lease dated August 1, 1996 between Buckhead Industrial Properties, Inc. and Koala
        10.3   Corporation (2)
        10.4   Credit Agreement with U.S. Bank National Association (4)
        10.5 Agreement for Sale and Purchase of Assets dated June 23, 1997 between Delta Play, Ltd., et al and Koala Corporation (3)
        10.6 Registration Rights Agreement dated June 23, 1997 between Delta Play, Ltd., and Koala Corporation (4)
        10.7 Agreement for Sale and Purchase of Assets dated August 14, 1998 between Park Structures, Inc. et al and Koala Corporation (5)
        10.8 Indenture dated March 31, 1998 among Vanac Development Corp., Delta Play Company and Koala Corporation
        10.9 Form of Revolving Credit Agreement, dated November 17, 2000, between Koala Corporation and U.S. Bank National Association (5)
        10.10 Agreement for Sale and Purchase of Assets dated March 26, 1999, by and among Superior Foam & Polymers, Inc., James T. New, Jr., Kevin C. Brown and Koala Corporation (6)
        10.11 Lease Agreement Dated March 16, 2000 between Dove Valley Business Center, LLP and Koala Corporation
        10.12 Amended and Restated Revolving Credit Agreement among Koala Corporation, U.S. Bank National Association, as agent for the lenders, and Other Lenders Party Hereto, dated September 26, 2001. (7)
        10.13 Amendment No. 1 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement (8)
        10.14 Waiver and Amendment No. 2 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement (9)
         21.1  Subsidiaries
         23.1  Consent of Independent Auditors

     (1) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 33-68482C.
     (2) Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1996.
     (3) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K/A filed on September 8, 1997.
     (4) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K/A filed on September 8, 1997.
     (5) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 333-61551.
     (6) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on April 2, 1999.
     (7) Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 4, 2001
     (8) Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2001.
     (9)  Filed herewith.

(b)      Reports on Form 8-K

|X|      October 4, 2001
|X|      October 26, 2001

                                   SIGNATURES

In accordance with Section 13 of the Securities and Exchange Act of 1934, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KOALA CORPORATION

Date:    April 1, 2002         By:   /s/ Mark A. Betker
         -------------              -------------------
                                   Mark A. Betker, Chairman,
                                   Chief Executive Officer and President

Date:    April 1, 2002         By:   /s/ Jeffrey L. Vigil
         -------------              ---------------------
                                   Jeffrey L. Vigil
                                   Vice President of Finance and Administration
                                   (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                         Title                      Date
         ---------                         -----                      ----

/s/ Mark A. Betker            Chairman, Chief Executive Officer    April 1, 2002
--------------------------    and President (Principal Executive
Mark A. Betker                Officer) and Director


/s/ Michael C. Franson        Director                             April 1, 2002
--------------------------
Michael C. Franson


/s/ John T. Pfannenstein      Director                             April 1, 2002
--------------------------
John T. Pfannenstein


/s/ Nancy Pierce
--------------------------    Director                             April 1, 2002
Nancy Pierce


/s/ Randy Stein               Director                             April 1, 2002
--------------------------
Randy Stein

                                KOALA CORPORATION
                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
           DECEMBER 31, 2001 AND 2000 AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

        Report of Independent Auditors                               F-2

        Consolidated Balance Sheets                                  F-3

        Consolidated Statements of Operations                        F-4

        Consolidated Statements of Shareholders' Equity              F-5

        Consolidated Statements of Cash Flows                        F-6

        Notes to Consolidated Financial Statements                   F-7

SHAREHOLDERS AND
BOARD OF DIRECTORS
KOALA CORPORATION


                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of KOALA CORPORATION (a Colorado corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KOALA CORPORATION at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           /s/ ERNST & YOUNG LLP

Denver, Colorado
April 1, 2002

KOALA CORPORATION
--------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                             December 31,
                                                                         2001            2000
                                                                     ------------    ------------
               ASSETS
Current Assets
  Cash and cash equivalents                                          $          0    $    200,786
  Accounts receivable, trade (less allowance for doubtful accounts
     of $445,801 in 2001 and $387,456 in 2000)                          7,372,667      10,187,172
  Unbilled receivables                                                  1,298,404       3,448,872
  Tax refund and other receivables                                      2,845,591       2,221,741
  Inventories                                                          10,983,825      12,653,750
  Prepaid expenses and other                                            1,181,091       1,421,280
                                                                     ------------    ------------
     Total current assets                                              23,681,578      30,133,601
Property and equipment (net of accumulated depreciation
   of $2,753,808 in 2001 and $1,849,685 in 2000)                        4,184,436       4,129,646
Identifiable intangible assets (net of accumulated amortization
  of $3,997,709  in 2001 and $2,626,228 in 2000)                       26,526,264      27,762,155
Goodwill (net of accumulated amortization
  of $2,232,669  in 2001 and $1,212,083 in 2000)                       28,601,426      29,285,910
Other                                                                      51,096         118,088
                                                                     ------------    ------------
                                                                     $ 83,044,800    $ 91,429,400
                                                                     ============    ============

                   LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                   $  2,875,706    $  7,345,889
  Accrued expenses and other                                            3,146,263       3,219,554
  Acquisition liability                                                   702,130         500,000
  Current portion of credit facility                                    2,000,000            --
                                                                     ------------    ------------
     Total current liabilities                                          8,724,099      11,065,443
                                                                     ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other                                       2,138,657       1,634,699
  Acquisition liability, less current portion                                --         1,000,000
  Credit facility                                                      34,600,000      37,990,000
                                                                     ------------    ------------
     Total long term liabilities                                       36,738,657      40,624,699
                                                                     ------------    ------------

     Total liabilities                                                 45,462,756      51,690,142
                                                                     ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     no shares issued and outstanding                                        --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding 6,872,334 in 2001 and 2000                    687,233         687,233
  Notes receivable from officer                                          (715,195)       (695,171)
  Additional paid-in capital                                           20,256,774      20,256,774
  Accumulated other comprehensive loss                                   (194,351)        (47,234)
  Retained earnings                                                    17,547,583      19,537,656
                                                                     ------------    ------------
      Total shareholders' equity                                       37,582,044      39,739,258
                                                                     ------------    ------------
                                                                     $ 83,044,800    $ 91,429,400
                                                                     ============    ============

                 See notes to consolidated financial statements

KOALA CORPORATION
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Years ended December 31,
                                                                      2001                2000               1999
                                                             ------------------  -----------------  -----------------
Sales                                                              $59,221,705        $61,588,714        $37,863,770
Cost of sales                                                       37,137,044         34,701,687         18,821,646
                                                             ------------------  -----------------  -----------------
Gross profit                                                        22,084,661         26,887,027         19,042,124

Selling, general and administrative expenses                        19,204,007         15,955,129          9,467,210
Amortization of intangibles                                          2,395,091          2,084,505            958,524
                                                             ------------------  -----------------  -----------------

Income from operations                                                 485,563          8,847,393          8,616,390

Other (income) expense:
  Interest expense                                                   3,147,327          2,919,465            902,169
  Interest income                                                      (18,808)           (10,138)            (1,362)
  Other                                                                 25,906           (352,735)                 -
                                                             ------------------  -----------------  -----------------
Income (loss) before income taxes                                   (2,668,862)         6,290,801          7,715,583

Income tax (benefit) expense                                          (678,789)         2,258,397          2,624,459
                                                             ------------------  -----------------  -----------------
Net income (loss)                                                  ($1,990,073)        $4,032,404         $5,091,124
                                                             ==================  =================  =================


Net income (loss) per share - basic                                     ($0.29)             $0.60              $0.81
                                                             ==================  =================  =================

Net income (loss) per share - diluted                                   ($0.29)             $0.58              $0.78
                                                             ==================  =================  =================

Weighted average shares outstanding - basic                          6,872,334          6,769,508          6,256,729
                                                             ==================  =================  =================

Weighted average shares outstanding - diluted                        6,872,334          7,000,986          6,516,075
                                                             ==================  =================  =================


                 See notes to consolidated financial statements

KOALA CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                              Accumulated
                                                        Common         Note       Additional     Other
                               Common Stock            Stock to     Receivable     Paid-In   Comprehensive   Retained
                                  Shares     Amount    be Issued      Officer      Capital       Loss        Earnings       Total
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 1998      5,694,724  $ 569,472 $ 1,297,903   $ -         $ 9,335,438   ($121,160)    $10,414,128  $ 21,495,781

Net income                                                                                                  5,091,124     5,091,124
Foreign currency translation
    adjustment                                                                                  90,122                       90,122
                                                                                                                        ------------
Comprehensive income                                                                                                      5,181,246
Issuance of common stock for
    cash, net of expenses         360,000     36,000                             2,564,996                                2,600,996
Issuance of common stock for
    acquisitions                  257,754     25,776  (1,297,903)                2,332,829                                1,060,702
Issuance of common stock for
    stock options                  84,650      8,465                               363,031                                  371,496
Note receivable from officer,
    including accrued interest                                      (383,505)                                              (383,505)

                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 1999      6,397,128    639,713       -        (383,505)   14,596,294     (31,038)    15,505,252    30,326,716

Net income                                                                                                  4,032,404     4,032,404
Foreign currency translation
    adjustment                                                                                 (16,196)                     (16,196)
                                                                                                                        ------------
Comprehensive income                                                                                                      4,016,208
Issuance of common stock for
    acquisitions                  475,206     47,520                             5,660,480                                5,708,000
Note receivable from officer,
    including accrued interest                                      (311,666)                                              (311,666)
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 2000      6,872,334    687,233       -        (695,171)   20,256,774     (47,234)    19,537,656    39,739,258

Net loss                                                                                                   (1,990,073)   (1,990,073)
Foreign currency translation
    adjustment                                                                                (147,117)                    (147,117)
                                                                                                                        ------------
Comprehensive loss                                                                                                       (2,137,190)
Note receivable from officer,
    including accrued interest                                       (20,024)                                               (20,024)
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 2001      6,872,334   $687,233 $    -        ($715,195)  $20,256,774   ($194,351)   $17,547,583  $ 37,582,044
                               ====================================================================================================

                 See notes to consolidated financial statements

KOALA CORPORATION
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years ended December 31,
                                                                       2001                    2000                 1999
                                                                  ------------------    ------------------   -----------------
Cash flows from operating activities:
  Net income (loss)                                                    ($1,990,073)          $4,032,404          $5,091,124
  Adjustments to reconcile net income (loss)  to
    net cash provided by (used in) operating activities:
      Depreciation                                                         920,379              789,647             500,970
      Amortization                                                       2,395,091            2,084,505             958,524
      Deferred income tax expense                                          348,834              424,580             410,613
      Accrued interest on notes receivable from officer                    (20,024)             (68,666)            (13,505)

      Changes  in operating assets and liabilities:
         Accounts receivable, trade                                      2,707,590            3,350,161          (2,786,346)
         Unbilled receivables                                            2,150,468           (3,448,872)                  -
         Tax refund receivable and other receivables                    (1,208,156)          (2,221,741)           (144,980)
         Inventories                                                     1,526,783           (6,134,713)           (958,852)
         Prepaid expenses and other                                        301,992              114,698            (280,382)
         Accounts payable                                               (4,433,996)           3,780,931             425,737
         Accrued expenses, income taxes, and other                         (34,405)          (3,084,970)            514,701
                                                                 ------------------   ------------------   -----------------
Net cash provided by (used in) operating activities                      2,664,483             (381,836)          3,717,604
                                                                 ------------------   ------------------   -----------------

Cash flows from investing activities:
      Capital expenditures                                                (815,361)            (798,364)         (1,106,736)
      Acquisitions, net of cash acquired                                  (470,580)         (22,339,742)        (25,391,976)
       Intangibles and other                                              (303,207)            (205,012)           (130,169)
      Advance to officer                                                         -             (243,000)                  -
                                                                 ------------------   ------------------   -----------------
Net cash used in investing activities                                   (1,589,148)         (23,586,118)        (26,628,881)
                                                                 ------------------   ------------------   -----------------

Cash flows from financing activities:
      Sale of common stock, net of expenses                                      -                    -           2,600,996
      Principal payments on capital leases                                 (41,392)                   -                   -
      Net proceeds from (repayments on) credit facility                 (1,390,000)          24,011,000          13,979,000

                                                                 ------------------   ------------------   -----------------
Net cash provided by (used in) financing activities                     (1,431,392)          24,011,000          16,579,996
                                                                 ------------------   ------------------   -----------------

Effect of exchange rate changes on cash and cash equivalents               155,271              (16,196)             11,647

Net increase (decrease) in cash and cash equivalents                      (200,786)              26,850          (6,319,634)

Cash and cash equivalents, at beginning of period                          200,786              173,936           6,493,570
                                                                 ------------------   ------------------   -----------------
Cash and cash equivalents, at end of period                                     $0             $200,786            $173,936
                                                                 ==================   ==================   =================

                 See notes to consolidated financial statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

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

         During 2001, the Company recorded a loss which caused it to be in default on certain of its debt covenants for the quarters ended June 30, September 30, and December 31, 2001. Based upon its estimated results for 2002, the Company anticipated that it would be in violation of the covenants again during 2002. As a result, as discussed in Note 3, the Company entered into an agreement with its lenders on April 1, 2002 which waives the existing violations of those covenants and modifies the covenants and payment terms for 2002. The Company believes that the debt modifications will allow it to be in compliance with the covenants during 2002 and that it will have sufficient cash flows to maintain its operations through at least December 31, 2002. If it appears that the Company will not meet the covenant targets, it will consider taking additional cost reduction steps which could include employee reductions and other spending cuts.


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


         Financial instruments:

         The fair value of financial instruments, consisting of investments in cash, cash equivalents, receivables, obligations under accounts payable, and debt instruments, is based on interest rates available to the Company and comparisons to quoted prices. At December 31, 2001 and 2000, the fair value of these financial instruments approximates carrying value.

         Cash and cash equivalents include cash on hand, demand deposits, savings accounts, and short-term investments with original maturities of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company's primary bank may be in excess of the FDIC insurance limit. Cash in money market mutual funds is not federally insured. The Company performs periodic evaluations of the relative credit standing of these financial institutions. As of December 31, 2000, cash and cash equivalents consisted solely of cash in the primary banking institution. At December 31, 2001, cash overdrafts of $ 131,800 have been recorded as a liability.

                                       F-7
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------
1.       Summary of significant accounting policies (continued):

         Inventories:

         Inventories are stated at the lower of cost (including overhead) or market (first-in, first-out). As of December 31, 2001 and 2000, inventories consisted of the following:


                                                      2001              2000
                                                      ----              ----
           Raw materials                         $  6,457,436      $  5,327,158
           Work-in-process and finished goods       4,526,389         7,326,592
                                                 ------------      ------------
                                                 $ 10,983,825      $ 12,653,750

         Property and equipment:

         Property and equipment is stated at the lower of depreciated cost or net realizable value. Depreciation and amortization is being provided on the straight-line method over the estimated useful life of the asset. The following is a schedule of estimated useful lives of property and equipment:

                  Furniture and fixtures                      7 years
                  Tooling and molds                        6-10 years
                  Software                                  3-5 years
                  Shop and office equipment                3-10 years
                  Leasehold improvements                    3-5 years


         Property and equipment consist of the following at December 31:


                                            2001             2000
                                            ----             ----

Tooling  and molds                       $2,165,085       $1,978,584
Office equipment and software             2,830,922        1,554,257
Leasehold improvements                      771,186        1,072,648
Furniture and fixtures                      624,459          651,752
Shop equipment                              546,592          722,090
                                         ----------       ----------
                                          6,938,244        5,979,331

Less:  accumulated depreciation           2,753,808        1,849,685
                                         ----------       ----------

                                         $4,184,436       $4,129,646


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

                                      F-8
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------
1.       Summary of significant accounting policies (continued):

         The Company's policy is to account for goodwill and identifiable intangible assets at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets to determine if changes in facts and circumstances suggest that they may be impaired. If this review indicates that there may be an impairment, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value. No impairment of the value of the intangible assets was recorded in the accompanying consolidated financial statements during the years ended December 31, 2001, 2000 or 1999.

         In June of 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets" (SFAS 142). This statement will change the way the Company accounts for goodwill and other intangible assets beginning in 2002. Under SFAS 142, the Company will stop amortizing goodwill beginning January 1, 2002. This is expected to result in a reduction in amortization of approximately $1 million per year.

         In addition, the implementation of SFAS 142 will change the way the Company evaluates goodwill for impairment. Under SFAS 142, the Company will be required to split the two segments; children's activity and convenience products and children's modular play equipment, into reporting units. Goodwill impairment will be evaluated separately for each reporting unit by comparing the fair value of the reporting unit with its underlying book value. If the fair value of the reporting unit is less than its book value, the Company will be required to perform an additional test to determine the amount of the impairment. This test will consist of determining the fair value of all of the assets and liabilities in the reporting unit, adding the book value of goodwill, and then comparing that value to the overall fair value determined above. The impairment amount for goodwill will consist of any excess of the detailed fair values plus goodwill over the fair value of the reporting unit.

         Identifiable intangible assets consist of the following at December 31:

                                               2001              2000
                                               ----              ----

Trademarks                                 $ 3,971,799       $ 3,971,799
Patents                                     10,806,015        10,666,259
Trade secrets                                5,500,000         5,500,000
Product designs                             10,044,409        10,044,409
Other                                          201,750           205,916
                                           -----------       -----------
Total                                       30,523,973        30,388,383
Less accumulated amortization                3,997,709         2,626,228
                                           -----------       -----------
                                           $26,526,264       $27,762,155


         SFAS 142 is required to be implemented as of January 1, 2002. However, the Company will have until June 30, 2002 to determine if there is an impairment of goodwill and until December 31, 2002 to determine the amount of the impairment. Previously filed 2002 quarterly information will be required to be restated for any impairments subsequently recognized.

                                      F-9
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------


1.       Summary of significant accounting policies (continued):

         Revenue recognition:

         The Company recognizes revenues for the majority of its operations at either the time its products are shipped, or when installation is complete in cases where the Company performs the installation services. At SCS Interactive (included in the Company's modular play equipment segment), the percentage of completion method of accounting is utilized because the build to install timeline of its jobs is of longer duration. The percentage of completion is measured using actual costs compared to total estimated costs. Revenues from shipping and handling are included in sales. Shipping and handling costs are included in cost of sales.


         Advertising costs:

         Advertising costs, except for the preparation of catalog materials, are expensed when incurred. Costs of preparing catalog materials are deferred and amortized over the life of the catalog, typically one year. Advertising expenses for the periods ended December 31, 2001, 2000 and 1999 were $1,684,525, $1,810,500 and $1,301,422, respectively.


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


            Foreign currency translation:

         The financial statements of the Company's subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in equity adjustment from translation, a separate component of shareholders' equity. Gains and losses on foreign currency transactions are included in operations. The net foreign exchange loss for the year ended December 31, 2001 was $195,234. Amounts in prior years were not significant.


                                      F-10
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------


1.       Summary of significant accounting policies (continued):


         Earnings per share

         The following table provides a reconciliation of the numerator and denominator for earnings per share:

                                                       December 31
                                                       -----------
                                            2001           2000          1999
                                            ----           ----          ----
Net income (loss)                       $(1,990,073)   $ 4,032,404   $ 5,091,124
                                        ===========    ===========   ===========

Shares outstanding                        6,872,334      6,769,508     6,256,729
Net effect of dilutive options                 --          231,478       259,346
                                        -----------    -----------   -----------
Dilutive shares outstanding               6,872,334      7,000,986     6,516,075
                                        ===========    ===========   ===========


         Options outstanding of 1,044,500, 43,750, and 127,125 at December 31, 2001, 2000 and 1999, respectively, have been excluded from the above calculation because they were not considered common share equivalents or because their effect would be anti-dilutive.


         Stock Split:

         On October 8, 1999, the Company's Board of Directors approved a two-for-one stock split effected as a stock dividend. All amounts in the accompanying financial statements and related footnotes have been restated to reflect this stock split.


         New Accounting Pronouncements:

         In June 2001, the FASB issued SFAS 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. The FASB also adopted SFAS 142, Goodwill and Other Intangible Assets, as previously discussed.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects Of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company will adopt SFAS 144 as of January 1, 2002 and does not anticipate any immediate impact from the adoption of this statement.

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

                                      F-11
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------


1.       Summary of significant accounting policies (continued):

         The Company will adopt SFAS 143 in 2003. The Company does not believe the adoption of SFAS 143 will have a material impact on the consolidated financial statements.


         Reclassifications:

         Certain items have been reclassified in the prior year financial statements to conform to the current year presentation. These consist primarily of a reclassification of shipping and handling costs out of revenue and into cost of sales. These reclassifications had no effect on net income or cash flows.


2.       Debt:

         The following is a summary of the Company's debt as of December 31:

                                                                    2001                      2000
                                                                    ----                      ----
          $14.0 million revolving credit facility,
          maturing April 15, 2003, interest payable
          monthly at bank's prime rate plus a variable
          margin, effective rate at December 31, 2001
          and 2000 was 7.25% and 9.5%, respectively              $9,600,000             $37,990,000

          Term loan, maturing on September 26, 2004,
          quarterly principal payments of $500,000
          through December 31, 2002, interest payable
          monthly at bank's prime rate plus a variable
          margin, effective rate at December 31, 2001
          was 7.25%                                              27,000,000                       -
                                                                 ----------             -----------
                                                                $36,600,000             $37,990,000
                                                                ===========             ===========

          The Company increased its secured line of credit with a bank from $15.0 million at December 1999 to $45.0 million on November 17, 2000. The interest rate on amounts borrowed under the line of credit was based on the applicable Reserve Adjusted LIBOR rate, or the commercial bank's prime rate.

          In the third quarter of 2001, the Company amended and restated its existing $45 million revolving credit facility and established a revolving credit facility in the amount of $14 million and a term loan in the amount of $28 million (the "New Credit Facility"). This facility is secured by substantially all of the assets of the Company and requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. Availability under the revolving credit facility is determined by a formula based on inventory and accounts receivable balances. A commitment fee of .50% per annum is payable quarterly based on the average daily unused portion of the revolving line of credit.

          At September 30, 2001, the Company was not in compliance with the financial covenants for maximum leverage ratio and minimum interest coverage ratio. The Company

================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

2.       Debt (continued):

         obtained a waiver of such non-compliance which is contained in Amendment No. 1 to the New Credit Facility. The waiver required, among other things, the infusion of $10 million of capital into the Company by March 31, 2002, which would be used to reduce the amounts outstanding under the term loan, and sets new covenants.

         At December 31, 2001, the Company was again in default of certain covenants under that indebtedness and anticipated, based on expected results, that it would be in default throughout 2002. On April 1, 2002, the Company obtained a waiver of such non-compliance which is contained in Amendment No. 2 to the New Credit Facility. Under the amendment, the due date of the line of credit has been extended to April 15, 2003, the date to obtain the $10 million of additional capital is changed to April 1, 2003, the quarterly payments for 2002 have been reduced to $500,000 per quarter and the covenants have been reset. The amendment also requires the Company to make up to $2 million in additional principal payments on April 15, 2003 if certain EBITDA targets are met for 2002. The Company has engaged an investment banker to assist with raising the additional financing.

         The following is a summary of the debt maturities as of December 31,
         2001

                          2002                 $2,000,000
                          2003                 13,600,000
                          2004                 21,000,000
                                               ----------
                          Total               $36,600,000
                                              ===========



3.       Supplemental financial information:

                                        2001            2000              1999
                                        ----            ----              ----

Interest received                   $   16,248       $   21,044       $    8,586
                                    ==========       ==========       ==========

Interest paid                       $3,236,001       $2,932,413       $  772,074
                                    ==========       ==========       ==========

Income taxes paid                   $  149,508       $3,272,029       $2,370,282
                                    ==========       ==========       ==========


4.       Capital lease:

         The Company entered into a capital lease for certain equipment and software in 2001. The amounts are included in equipment and accumulated depreciation as follows:

                                                  December 31,
                                                  ------------
                                                      2001
                                                      ----

                 Equipment                         $183,996
                 Accumulated depreciation            19,582

================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------


4.       Capital lease (continued):

         Amortization expense for this lease for the year ended December 31, 2001 was $19,582. Future payments due under this lease at December 31, 2001 are as follows:

                    2002                                $  72,318
                    2003                                   72,318
                    2004                                   72,318
                                                        ---------
                    Total                                 216,954
                    Less amounts representing
                        interest                           52,598
                                                        ---------

                    Total                               $ 164,356
                                                        =========
                    Current portion                     $  54,784
                                                        =========
                    Non-current portion                 $ 109,572
                                                        =========



5.       Commitments and contingencies:

         Operating leases:

         The Company has entered into operating leases for facilities located in Denver, Colorado, Coral Springs, Florida, Tillamook, Oregon, Armonk, New York, Wimberley, Texas, and Delta, British Columbia, Canada. The Company has other operating leases for equipment and furniture and fixtures.

         The lease terms vary and run through December 31, 2012. One of the leases contains a five year renewal option. All of the building leases call for monthly base rents, with the Company responsible for its share of common building operating costs, payable on a monthly basis.

         Rent expense was $1,132,800, $968,200 and $695,900 for the years ended December 31, 2001, 2000 and 1999, respectively. Total minimum operating lease commitments are as follows:



                   Year Ending December 31,             Amount
                   ------------------------          ------------
                             2002                    $  1,519,800
                             2003                       1,211,000
                             2004                       1,079,800
                             2005                       1,053,300
                             2006                       1,050,900
                          Thereafter                    4,313,600
                                                     ------------
                                                     $ 10,228,400
                                                     ============


         Warranties:

         For family convenience and children's activity products, the Company provides a replacement guarantee for one year from purchase protecting against damage from natural disasters or vandalism subject to a $100 deductible. The Company also provides a five-year warranty on parts and labor covering any defects in workmanship. For

                                      F-14
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

5.       Commitments and contingencies (continued):

         modular play equipment, the Company provides warranties ranging from a one year limited warranty on parts and labor covering defects in workmanship to a lifetime warranty on certain metal parts. The Company has experienced minimal returns and warranty claims, except for SCS Interactive where a warranty accrual of .75% of 2001 and 2000 sales has been recorded.


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

         The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:



           Assumption                      2001          2000          1999
           ----------                      ----          ----          ----

           Dividend yield                  0.0%          0.0%          0.0%
           Risk-free interest rate -
                5 year                    4.51%         5.00%         6.25%
           Expected life                5 years       5 years       5 years
           Expected volatility           89.80%        47.20%        42.50%



                                      F-15
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------


5.       Stock options (continued):

         The Company applies the intrinsic value method as defined by APB Opinion 25 and its interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for the plans in 2001, 2000 or 1999. FASB Statement No. 123, Accounting for Stock Compensation, requires certain disclosures as if stock compensation had been determined using fair value methodologies. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings
         (loss) per share would have been presented as follows:

           Net income (loss)                              2001                  2000                 1999
           -------------------                            ----                  ----                 ----
                As reported                          $(1,990,073)           $4,032,404           $5,091,124
                                                     ===========            ==========           ==========

                Pro forma (FASB 123)                 $(2,432,156)           $3,471,723           $4,721,877
                                                     ============           ==========           ==========

           Basic earnings (loss) per share

                As reported                             $(.29)                 $.60                 $.81
                                                        =====                  ====                 ====

                Pro forma (FASB 123)                    $(.35)                 $.51                 $.75
                                                        =====                  ====                 ====

           Diluted earnings (loss) per share

                As reported                             $(.29)                 $.58                 $.78
                                                        =====                  ====                 ====

                Pro forma (FASB 123)                    $(.35)                 $.50                 $.72
                                                        =====                  ====                 ====

Following is a summary of the status of the plans during 2001, 2000 and 1999:

                                                         2001               2000              1999
                                                         ----               ----              ----
           Options exercisable                         707,700            614,800           422,000
                                                       =======            =======           =======

           Weighted average fair value  of
           options granted during the year              $1.50              $6.84             $5.65
                                                        =====              =====             =====


                                      F-16
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

6.       Stock options (continued):

         Following is a summary of the status of the plans for the years ended December 31, 2001, 2000 and 1999:

                                                     Number of        Weighted Average
                                                       Shares          Exercise Price              Price
                                                    -----------       ----------------        ----------------
      Outstanding, December 31, 1998                  806,000              $6.89              $4.63 to $11.50

        Granted                                       261,000             $12.20              $9.69 to $16.38

        Exercised                                    (102,000)             $5.43               $4.63 to $9.00
                                                     ---------

      Outstanding, December 31, 1999                  965,000              $8.47              $4.63 to $16.38

        Granted                                       128,500             $12.99              10.00 to $15.00

        Forfeited                                     (39,000)            $10.51              $7.25 to $16.00
                                                      --------

      Outstanding, December 31, 2000                1,054,500              $8.95              $4.63 to $16.38

        Granted                                        36,000              $1.97               $1.06 to $3.25

        Forfeited                                     (46,000)            $12.54              $6.50 to $13.88
                                                     --------

      Outstanding, December 31, 2001                1,044,500              $8.56              $1.06 to $16.38
                                                    =========


                                      F-17
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

6.       Stock options (continued):

         A summary of the status of fixed options outstanding at December 31, 2001 is as follows:

                                                   Outstanding Options              Exercisable Options
                                               --------------------------         ------------------------
                                                Weighted
                                                 Average         Weighted                         Weighted
                                                Remaining         Average                         Average
                                               Contractual       Exercise                         Exercise
            Price                 Number           Life            Price           Number          Price
            -----                 ------           ----            -----           ------          -----
       $1.06 to $4.63            156,000        3.45 years         $4.01          120,000          $4.63

       $5.63 to $7.50            362,000        4.22 years         $6.42          346,000          $6.39

       $8.00 to $11.50           270,500        6.59 years         $9.92          142,500          $9.82

       $12.50 to $16.38          256,000        7.78 years        $12.90           99,200          $12.71


7.       Income taxes:

         The components of the provision for income tax were:

                                 --------------------------------------------------------
                                                           2001
                                 -------------------------------------------------------
                                    Federal       Foreign         State          Total
Current tax expense (benefit)    $(1,027,623)   $         -   $         -    $(1,027,623)
Deferred tax expense (benefit)       399,430              -       (50,596)       348,834
                                 -----------    -----------   -----------    -----------
Income tax benefit               $  (628,193)   $         -   $   (50,596)   $  (678,789)
                                 ===========    ===========   ===========    ===========

                                 --------------------------------------------------------
                                                           2000
                                 -------------------------------------------------------
                                    Federal       Foreign         State          Total
Current tax expense              $ 1,694,268    $         -   $   139,549    $ 1,833,817
Deferred tax expense                 413,557              -        11,023        424,580
                                 -----------    -----------   -----------    -----------
Income tax expense               $ 2,107,825    $         -   $   150,572    $ 2,258,397
                                 ===========    ===========   ===========    ===========

                                 --------------------------------------------------------
                                                           1999
                                 -------------------------------------------------------
                                    Federal       Foreign         State          Total
Current tax expense              $ 1,903,943    $   155,129   $   154,774    $ 2,213,846
Deferred tax expense                 366,565              -        44,048        410,613
                                 -----------    -----------   -----------    -----------
Income tax expense               $ 2,270,508    $   155,129   $   198,822    $ 2,624,459
                                 ===========    ===========   ===========    ===========

                                      F-18
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------


7.       Income taxes (continued):

         The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                          2001             2000
                                                          ----             ----
Deferred tax assets:
  Allowance for doubtful accounts                    $  161,538       $  140,634
  State operating loss carryforwards                     50,596             --
  Other                                                   2,541             --
                                                     ----------       ----------
                                                        214,675          140,634
                                                     ----------       ----------

Deferred tax liabilities:
  Depreciation                                          281,134          340,000
  Amortization                                        1,721,911        1,242,000
                                                     ----------       ----------
                                                      2,003,045        1,582,000
                                                     ----------       ----------
Net deferred tax liability                           $1,788,370       $1,441,366
                                                     ==========       ==========

        The components of income (loss) before income taxes for the years ended December 31 are as follows:

                                  2001               2000                1999
                                  ----               ----                ----

Foreign                      $  (746,000)        $  (595,000)        $   503,000
US                            (1,923,000)          6,886,000           7,213,000
                             -----------         -----------         -----------
Total                        $(2,669,000)        $ 6,291,000         $ 7,716,000
                             ===========         ===========         ===========

         The effective tax rate differs from the statutory rate as follows:

                                                        2001     2000     1999
                                                        ----     ----     ----

Federal statutory rate                                 (34.0)%   34.0%    34.0%
Foreign taxes in excess of federal statutory rate        3.7      0.0      2.0
Tax benefit of foreign tax credit                        0.0      0.0     (2.0)
State income taxes - net of federal effect              (1.9)     2.5      1.3
Effect of difference in tax basis of goodwill            5.1      1.5     (0.5)
Foreign sales corporation                                1.4     (1.8)    (1.3)
Miscellaneous tax adjustments                             .3      (.3)      .5
                                                      ------    ------   ------
Effective tax rate                                     (25.4)%   35.9%    34.0%
                                                      ======    ======   ======


8.       Major suppliers:

         For the years ended December 31, 2001, 2000, and 1999 the Company purchased a significant amount of component parts from three, three and four vendors, which accounted for approximately 9%, 14% and 17% of the Company's total cost of sales, respectively.



                                      F-19
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

9.       401(k) Plan:

         Effective January 1997, the Company adopted a 401(k) Plan for the benefit of substantially all of its U.S. employees meeting specified eligibility requirements. The Plan permits contributions by the Company but does not require them. The Company made no material contributions to the Plan during 2001, 2000 or 1999. The Company also maintained a second plan in 2000 and 2001 that related to the purchase of SCS Interactive on March 1, 2000. Contributions to this plan were matched up to 3% of the participants' deferred compensation. This plan was merged into the Koala plan effective March 1, 2001. During the years ended December 31, 2001 and 2000, the Company contributed $18,827 and $67,783, respectively, to this 401(k) profit sharing plan.


10.      Preferred stock and shareholder rights plan:

         During 1996, the shareholders voted to amend the Articles of Incorporation to provide for the issuance of 1,000,000 shares of no par value preferred stock. At December 31, 2001 and 2000, none were outstanding. The Board of Directors is granted authority to determine dividends and other rights and preferences for the preferred stock.

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

                                      F-20
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

10.      Preferred stock and shareholder rights plan (continued):

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

         The Company's convenience and activity products include the flagship product, the baby changing station ("BCS") which is assembled at the Company's facilities in Colorado. Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, safety straps for shopping carts and activity products. These products are sold direct and through distribution channels, both in the United States and internationally. The Company recognizes sales of products from this business segment at the time the products are shipped.

         The Company's modular play equipment includes indoor/outdoor play equipment and playground surfacing materials. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers' needs and desires. These products are manufactured by the Company at its facilities located in Colorado, British Columbia, Florida, and Oregon. The playground surfacing materials are manufactured by a national network of sub-contractors. These products are sold direct and through manufacturers' representatives/dealers both in the United States and internationally. The Company recognizes revenue at the time its products are shipped or, in cases where the Company performs the installation, when installation is complete, at the majority of its operations. At the Company's SCS Interactive division, the percentage of completion method of accounting is used for those projects where the build to install timeline is of longer duration.

                                      F-21
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------


11.      Geographic and business segments (continued):

         The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholder relation costs. The following table presents sales and other financial information by business segment (in thousands):



-------------------------------------------------------------------------------
                                      2001
-------------------------------------------------------------------------------
                                         Convenience
                                        and Activity    Modular Play
                                          Products       Equipment       Total
                                          --------      ------------   ---------

Sales                                     $ 14,911      $ 44,311       $ 59,222
Operating income                             1,762        (1,276)           486
Depreciation and amortization
                                               764         2,551          3,315
Capital expenditures                           290           525            815
Total assets                                18,333        64,712         83,045


-------------------------------------------------------------------------------
                                      2000
-------------------------------------------------------------------------------
                                         Convenience
                                        and Activity    Modular Play
                                          Products       Equipment       Total
                                          --------      ------------   ---------


Sales                                     $ 17,681      $ 43,908       $ 61,589
Operating income                             4,482         4,365          8,847
Depreciation and amortization
                                               730         2,144          2,874
Capital expenditures                           289           509            798
Total assets                                21,037        70,392         91,429






                                      F-22
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

11.      Geographic and business segments (continued):

-------------------------------------------------------------------------------
                                      1999
-------------------------------------------------------------------------------
                                         Convenience
                                        and Activity    Modular Play
                                          Products       Equipment       Total
                                          --------      ------------   ---------
Sales                                     $ 16,838      $ 21,026       $ 37,864
Operating income                             5,076         3,540          8,616
Depreciation and amortization
                                               592           868          1,460
Capital expenditures                           779           328          1,107
Total assets                                18,865        29,693         48,558



         Geographic area data:

         Geographically, sales, operating income and identifiable assets for non-domestic entities for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                               2001         2000         1999
                                               ----         ----         ----

                Sales                         $6,569       $4,270       $7,205

                Operating income (loss)          218         (350)         924

                Identifiable assets            3,064        3,582        3,701

         There were no material amounts of sales or transfers among geographic areas during 2001, 2000 or 1999.

         Revenues from sales to customers outside the United States were (in thousands): $4,726, $4,888 and $4,927, for the years ended December 31, 2001, 2000 and 1999, respectively.


12. Quarterly financial data - unaudited (in thousands, except per share data):

                                            ---------------------------------------------------------------------------
                                                                          Quarter Ended
                                            ---------------------------------------------------------------------------
                    2001                         March 31           June 30          September 30       December 31
                    ----                         --------           -------          ------------       -----------
   Sales                                         $14,304            $15,411           $17,169            $12,338
   Gross profit                                    6,350              6,165             6,249              3,321
   Net income (loss)                                 475               (57)                14            (2,422)
   Basic earnings (loss) per share                   .07              (.01)               .00              (.35)
   Diluted earnings (loss) per share                 .07              (.01)               .00              (.35)


                                      F-23
================================================================================

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

12. Quarterly financial data - unaudited (in thousands, except per share data) (continued):

                                            ---------------------------------------------------------------------------
                                                                          Quarter Ended
                                            ---------------------------------------------------------------------------
                    2000                         March 31           June 30          September 30       December 31
                    ----                         --------           -------          ------------       -----------
   Sales                                        $11,646            $17,352           $17,227            $15,364
   Gross profit                                   5,705              7,996             8,122              5,064
   Net income (loss)                              1,263              1,883             1,567              (681)
   Basic earnings (loss) per share                  .19                .28               .23              (.10)
   Diluted earnings (loss) per share                .19                .27               .22              (.10)

         Shipping and handling costs in the first three quarters of 2001 and all quarters in 2000 have been reclassified from revenues to cost of sales to be consistent with the current year end presentation. These reclassifications had no impact on net income or cash flows.

13.      Notes receivable from officer:

         During the third and fourth quarters of 1999 and the second quarter of 2000, the Company made secured loans to an officer of the Company for the purpose of the officer's exercise of vested stock options. In August 2001, the Company and the officer executed a new note. The note bears interest at 3.78%, is due at the earlier of August 30, 2004 or one year from the date the officer's employment with the Company is terminated and is secured by all of the shares of common stock beneficially owned by the officer. At December 31, 2001 and 2000, the Company had a receivable of $715,195 and $695,171 from this officer, including accrued interest. The notes have been recorded as a reduction of shareholders' equity in the Company's balance sheet at December 31, 2001 and 2000. As a result of the issuance of the new note, the Company will account for the option using variable accounting. Under variable accounting, the Company will recognize an expense to the extent the share price of the Company's common stock exceeds $2.20 at the end of any quarterly period until the note is paid.

                                      F-24
================================================================================

                                                                    EXHIBIT 21.1


    Subsidiaries of the Company

                                                                    Percentage
    Name of Subsidiary          Jurisdiction of Incorporation        Ownership
    ------------------          -----------------------------       ----------

    Delta Play (US), Inc.       State of Colorado                      100%

    Delta Play Company          Province of Nova Scotia, Canada        100%

    PS Florida, Inc.            State of Colorado                      100%

    SCS Interactive, Inc.       State of Oregon                        100%

    Koala Surfaces, Inc.        State of Colorado                      100%

                                                                    EXHIBIT 23.1



                         Consent of Independent Auditors


         We consent to the incorporation by reference in the Registration Statement on Form S-8 pertaining to the 1995 Stock Option Plan of Koala Corporation of our Report dated April 1, 2002, with respect to the consolidated financial statements and schedule of Koala Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2001.




         /s/ Ernst & Young LLP


         Denver, Colorado
         April 1, 2002