Form 10-Q
period 2002-03-31
KOALA CORP /CO/
filed 2002-05-15
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------

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

                 7881 South Wheeling Court, Englewood, CO 80112
                 ----------------------------------------------
                    (Address of principal executive offices)
                                 (303) 539-8300
                                 --------------
                           (Issuer's telephone number)

                  --------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No ......

The number of shares outstanding of the issuer's common stock, $.10 par value, as of May 10, 2002 was 6,872,334 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                  March 31,      December 31,
                                                                    2002            2001
                                                                ------------    ------------
                                                                 (unaudited)
                                ASSETS
                                ------
Current Assets
  Cash and cash equivalents                                     $       --      $       --
  Trade accounts receivable, net                                   7,270,079       7,372,667
  Unbilled receivables                                             2,289,436       1,298,404
  Tax refund receivable and other receivables                      3,073,655       2,845,591
  Inventories                                                     10,192,084      10,983,825
  Prepaid expenses and other                                       1,421,778       1,181,091
                                                                ------------    ------------
     Total current assets                                         24,247,032      23,681,578
                                                                ------------    ------------
Property and equipment, net                                        4,188,365       4,184,436
Identifiable intangible assets, net                               26,219,644      26,526,264
Goodwill, net                                                     28,493,975      28,601,426
Other                                                                190,361          51,096
                                                                ------------    ------------
                                                                $ 83,339,377    $ 83,044,800
                                                                ============    ============

                     LIABILITIES & SHAREHOLDERS' EQUITY
                     ----------------------------------
Current Liabilities:
  Accounts payable                                              $  4,189,650    $  2,875,706
  Accrued expenses and other                                       3,184,698       3,146,263
  Acquisition liability                                              557,275         702,130
  Current portion of credit facility                               3,000,000       2,000,000
                                                                ------------    ------------
     Total current liabilities                                    10,931,623       8,724,099
                                                                ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other                                  2,221,180       2,138,657
  Credit facility                                                 32,610,000      34,600,000
                                                                ------------    ------------
     Total long term liabilities                                  34,831,180      36,738,657
                                                                ------------    ------------

Total liabilities                                                 45,762,803      45,462,756
                                                                ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none                                      --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding 6,872,334 in 2002 and 2001               687,233         687,233
  Note receivable from officer                                      (715,195)       (715,195)
  Additional paid-in capital                                      20,316,740      20,256,774
  Accumulated other comprehensive loss                              (266,424)       (194,351)
  Retained earnings                                               17,554,220      17,547,583
                                                                ------------    ------------
 Total shareholders' equity                                       37,576,574      37,582,044
                                                                ------------    ------------
                                                                $ 83,339,377    $ 83,044,800
                                                                ============    ============

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended March 31,
                                                    2002            2001
                                                ------------    ------------
                                                 (unaudited)     (unaudited)
Sales                                           $ 12,259,823    $ 14,304,135
Cost of sales                                      6,863,857       7,954,602
                                                ------------    ------------
Gross profit                                       5,395,966       6,349,533

Selling, general and administrative expenses       4,367,469       4,188,548
Amortization of intangibles                          321,926         597,477
                                                ------------    ------------

Income from operations                               706,571       1,563,508
Other (income) expense:
  Interest expense                                   722,033         848,928
  Other (income) expense                             (25,917)        (45,306)
                                                ------------    ------------
Income before income taxes                            10,455         759,886
Provision for income taxes                             3,817         284,956
                                                ------------    ------------
Net income                                      $      6,638    $    474,930
                                                ============    ============

Net income per share - basic                    $       0.00    $       0.07
                                                ============    ============

Net income per share - diluted                  $       0.00    $       0.07
                                                ============    ============

Weighted average shares outstanding - basic        6,872,334       6,872,334
                                                ============    ============

Weighted average shares outstanding - diluted      6,887,146       6,897,170
                                                ============    ============


            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended March 31,
                                                                   2002          2001
                                                               -----------    -----------
                                                               (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income                                                   $     6,638    $   474,930
  Adjustments to reconcile net income to
    net cash provided by(used in) operating activities:
      Depreciation                                                 295,637        198,683
      Amortization                                                 321,926        597,477
      Non-cash compensation expense                                 60,000           --
      Other                                                         11,159           --

      Changes in operating assets and liabilities:
         Trade accounts receivable and other receivables            42,791      2,046,458
         Unbilled receivables                                     (991,032)      (878,676)
         Inventories                                               791,741       (281,650)
         Prepaid expenses and other                               (240,698)    (1,107,649)
         Accounts payable                                        1,313,943     (2,827,812)
         Acquisition liability                                    (144,855)          --
         Accrued expenses and other                                (11,490)       245,648
                                                               -----------    -----------
Net cash provided by (used in) operating activities              1,455,760     (1,532,591)
                                                               -----------    -----------

Cash flows from investing activities:
      Capital expenditures                                        (203,595)      (167,134)
      Patents and other                                            (88,554)        (7,533)
                                                               -----------    -----------
Net cash used in investing activities                             (292,149)      (174,667)
                                                               -----------    -----------

Cash flows from financing activities:
      Net proceeds (payments) on credit facility                  (990,000)     1,540,000
      Deferred financing costs                                     (68,493)          --
                                                               -----------    -----------
Net cash ( used in) provided by financing activities            (1,058,493)     1,540,000
                                                               -----------    -----------

Effect of exchange rate changes on cash and cash equivalents      (105,118)       (14,100)

Net change in cash and cash equivalents                               --         (181,358)

Cash and cash equivalents at beginning of period                      --          200,786
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $      --      $    19,428
                                                               ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


1.   Unaudited Information:

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q should refer to the Company's 10-K for the year ended December 31, 2001 for further information.

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results for a full year.


2.   Revenue Recognition

     The Company recognizes revenue for the majority of its operations at either the time its products are shipped, or when installation is complete in cases where the Company performs the installation services. At SCS Interactive (included in the Company's modular play equipment segment) the percentage of completion method of accounting is utilized because the build to install timeline of its jobs is of longer duration. The percentage of completion is measured using actual costs compared to total estimated costs. Revenues from shipping and handling are included in sales. Shipping and handling costs are included in cost of sales.


3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of March 31, 2002 and December 31, 2001, consists of the following:

                                                   March 31,       December 31,
                                                     2002             2001
                                                  -----------      -----------
        Raw materials and component parts          $3,779,096       $6,457,436
        Work in process and finished goods          6,412,988        4,526,389
                                                  -----------      -----------
                                                  $10,192,084      $10,983,825
                                                  ===========      ===========


4.   Credit Facility:

     The Company currently has a $14 million revolving credit facility and a $27.0 million term loan. This facility is secured by substantially all of the assets of the Company. The availability under the revolving credit facility is determined by a formula based on inventory and accounts receivable balances. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. A commitment fee of .50% per annum is payable quarterly in arrears based on the average daily unused portion of the revolving line of credit.

     The term loan requires payments of $500,000 per quarter for 2002 (the first quarter payment was made April 1, 2002), $1 million per quarter from 2003 to September 26, 2004 when the remaining balance is due, and requires $2 million in additional principal payments on April 15, 2003 if the Company meets certain EBITDA targets for 2002. The Company is also required

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


4.   Credit Facility (continued):

     to obtain $10 million in additional capital by April 1, 2003, which is to be used to pay down the balance of the term loan.

     The interest rate on the revolving line of credit and the term loan is variable based upon the bank's prime rate. At March 31, 2002 and December 31, 2001 the rate was 7.25%.


5.   Earnings per Share:

     The following table provides a reconciliation of the numerator and denominator for earnings per share:


                                                      March 31,
                                                      ---------
                                                 2002            2001
                                                 ----            ----

     Net income (loss)                         $   6,638       $ 474,930
                                               =========       =========
     Shares outstanding                        6,872,334       6,872,334
     Net effect of dilutive options               14,812          24,836
                                               ---------       ---------
     Dilutive shares outstanding               6,887,146       6,897,170
                                               =========       =========


     Options outstanding of 1,023,500 and 550,500 at March 31, 2002 and 2001, respectively, have been excluded from the above calculation because they were not considered common share equivalents or because their effect would have been anti-dilutive.


6.   Business Segments:

     The Company's sales are derived from two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

     The Company's convenience and activity products include the flagship product, the baby changing station ("BCS") which is assembled at the Company's facilities in Colorado. Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, safety straps for shopping carts and activity products which are manufactured for the Company primarily in the United States. These products are sold direct and through distribution channels, both in the United States and internationally.

     The Company's modular play equipment includes indoor/outdoor play equipment and playground surfacing materials. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment, however, custom modifications are often made to accommodate the customers' needs and desires. These products are manufactured by the Company at its facilities located in Colorado, British Columbia, Florida and Oregon. The playground surfacing materials are manufactured by a

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


6.   Business Segments (continued):

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

     The Company evaluates the performance of its segments based primarily on operating profit before amortization of intangibles, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholder relations costs. The following table presents sales and other financial information by business segment (in thousands):

                                ---------------------------------------
                                   Three Months Ended March 31, 2002
                                ---------------------------------------

                               Convenience        Modular
                               and Activity        Play
                                 Products        Equipment       Total
                               ------------     -----------    ---------
Sales                             $  3,792      $  8,468       $ 12,260
Operating income (loss)                774           (67)           707
Capital expenditures                   174            30            204
Total assets                        20,345        62,994         83,339




                                ---------------------------------------
                                   Three Months Ended March 31, 2001
                                ---------------------------------------

                               Convenience        Modular
                               and Activity        Play
                                 Products        Equipment       Total
                               ------------     -----------    ---------
Sales                             $ 4,145        $10,159        $14,304
Operating income                    1,052            512          1,564
Capital expenditures                   75             92            167
Total assets                       21,517         69,336         90,853



7.   New Accounting Pronouncements:

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." In accordance with SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has also identified certain of its trademarks as indefinite lived assets and has ceased amortization for those assets effective January 1, 2002.

     In addition, SFAS 142 changes the way the Company evaluates goodwill for impairment. Under SFAS 142, the Company is required to split the two segments, children's activity and

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


7.   New Accounting Pronouncements (continued):

     convenience products and children's modular play equipment, into reporting units. Goodwill impairment is evaluated separately for each reporting unit by comparing the fair value of the reporting unit with its underlying book value at January 1, 2002. If the fair value of the reporting unit is less than its book value, the Company will be required to perform an additional test to determine the amount of the impairment. This test will consist of determining the fair value of all of the assets and liabilities in the reporting unit, adding the book value of the goodwill, and then comparing that value to the overall fair value determined above. The impairment amount for goodwill will consist of any excess of the detailed fair values plus goodwill over the fair value of the reporting unit. The Company has until June 30, 2002 to determine if there is an impairment of goodwill and until December 31, 2002 to determine the amount of the impairment. Previously filed 2002 quarterly information will be required to be restated in future filings for any impairments subsequently recognized. The Company believes that it is likely that it will have an impairment charge for goodwill related to some of its acquired businesses. The amount of any such charge has not yet been determined.

     SFAS No. 144 requires that the Company evaluate its amortizable identified intangible assets for impairment based upon undiscounted future cash flow streams. If an impairment is identified, the amount of the impairment is determined by comparing the carrying value to its estimated fair market value. SFAS No. 142 requires that unamortized intangible assets be evaluated for impairment by comparing the carrying amount with its fair value. There were no impairments recorded in the first quarter of 2002.

     Identifiable intangible assets consist of the following:

                                        March 31, 2002            December 31, 2001
                                        --------------            -----------------
                                    Gross                      Gross
                                  Carrying     Accumulated    Carrying     Accumulated
                                    Amount     Amortization    Amount      Amortization
                                    ------     ------------    ------      ------------
Amortized intangible assets:
  Patents                        $10,820,344   $ 1,488,317   $10,806,015   $ 1,309,509
  Trade secrets                    5,500,000       549,999     5,500,000       504,166
  Product designs                 10,044,409     1,310,661    10,044,409     1,217,897
  Other                              201,750       122,522       201,750       114,238
                                 -----------   -----------   -----------   -----------

Total                            $26,566,503   $ 3,471,499   $26,552,174   $ 3,145,810
                                 ===========   ===========   ===========   ===========

Unamortized intangible assets:
  Trademarks                     $ 3,975,992   $   851,352   $ 3,971,799   $   851,899
                                 ===========   ===========   ===========   ===========

     At March 31, 2002, the net goodwill included in the convenience and activities segment was $1,001,566 and the net goodwill included in the modular play segment was $27,492,409.

     Amortization expense was $321,926 and $597,477 for the quarters ended March 31, 2002 and 2001, respectively.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


7.   New Accounting Pronouncements (continued):

     Estimated amortization expense for each of the five following years ending December 31 is as follows:

                       2002         $1,265,000
                       2003          1,245,000
                       2004          1,231,000
                       2005          1,228,000
                       2006          1,228,000



     The following table shows the impact of not amortizing goodwill and the trademarks in the prior year on net income and earnings per share:

                                                  Quarter ended March 31,
                                                  -----------------------
                                                   2002             2001
                                                   ----             ----
Reported net income                            $   6,638       $   474,930
  Add back goodwill amortization                    --             203,127
  Add back trademark amortization                   --              17,643
                                               ---------       -----------
Adjusted net income                            $   6,638       $   695,700
                                               =========       ===========

Basic earnings per share:
  Reported net income                          $    0.00       $      0.07
  Goodwill amortization                             --                0.03
  Trademark amortization                            --                0.00
                                               ---------       -----------
  Adjusted net income                          $    0.00       $      0.10
                                               =========       ===========

Diluted earnings per share:
  Reported net income                          $    0.00       $      0.07
  Goodwill amortization                             --                0.03
  Trademark amortization                            --                0.00
                                               ---------       -----------
  Adjusted net income                          $    0.00       $      0.10
                                               =========       ===========

8.   Reclassifications:

     Certain items have been reclassified in the prior year financial statements to conform to the current year presentation. These consist primarily of a reclassification of shipping and handling costs out of revenue and into cost of sales. These reclassifications had no effect on net income or cash flows.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


9.   Comprehensive Income:

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income/loss, which includes, in addition to net income, other comprehensive income/loss consisting of foreign currency translation adjustments, which are not included in the traditional statement of operations. A reconciliation of net income to comprehensive income is as follows:

                                                Quarter ended March 31,
                                                -----------------------
                                                   2002           2001
                                                   ----           ----
     Net income                                 $   6,638     $ 474,930
     Foreign currency translation adjustment      (72,073)      (22,113)
                                                ---------     ---------
     Total comprehensive income (loss)          $(65,435)     $ 452,817
                                                =========     =========


10.  Subsequent Event:

     On April 29, 2002, Mark Betker, the Company's Chief Executive Officer, resigned from the Company and entered into a Memorandum of Understanding (Memorandum) that outlines the terms of Mr. Betker's discontinuation of service and is anticipated to replace the separation agreement, executed on August 29, 2001, between Mr. Betker and the Company. Some of the key terms of the Memorandum are as follows:

        o The Company will repurchase from Mr. Betker 14,000 shares of common stock for $1.69 per share, the market price on April 29, 2002.
        o The Company will pay Mr. Betker severance of $250,000 over the next twelve months.
        o The Company will forgive a promissory note from Mr. Betker for $715,195 on the date it becomes due (April 29, 2003) provided that he returns the 80,000 shares he purchased with part of the proceeds of such note and provided that he remains in material compliance with the terms of the agreement.
        o For a period of two years, Mr. Betker agrees not to compete with the Company or to solicit any employees of the Company.
        o The parties agree to enter into a consulting agreement whereby Mr. Betker will provide consulting services at the request of the Board of Directors.

The Company expects to record a pre-tax expense of approximately $900,000 to recognize this transaction during the second quarter of 2002, of which approximately $600,000 represents a non-cash charge related to the forgiveness of the note.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe our business and our expectations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect our future plan of operations, business, strategy, operating results and financial position. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the uncertainties associated with sales fluctuations and customer order patterns; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on Jim Zazenski, our chief operating officer; substantial competition from larger companies with greater financial and other resources than the Company; the risk associated with the Company's significant outstanding indebtedness; our dependence on suppliers for manufacture of some of our products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; government regulations including those promulgated by the consumer products safety commission; and potential product liability risk associated with our existing and future products. See "Risk Factors" in Form 10-K for the year ended December 31, 2001.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

We are a leading designer, producer and worldwide marketer of innovative commercial products, systems and solutions that create attractive family-friendly environments for businesses and other public venues. Our sales are derived from two business segments, family convenience and children's activity products and children's modular play equipment. Our family convenience and activity products include baby changing stations and high chairs, activity tables, carpets and foam play products. Children's modular play equipment includes indoor and outdoor playground equipment, outdoor playground surfacing and interactive play equipment used in water parks, family entertainment centers and amusement parks. We intend to capitalize on brand name recognition established through our market-leading Koala Bear Kare Baby Changing Station.

We market our products, systems and custom solutions to a wide range of businesses and public facilities that serve customers and visitors who bring children to their establishments. We market our products through an integrated program of direct sales and distribution through a network of independent manufacturer's sales representatives and dealers. We are continually working to expand our sales and marketing efforts through the addition of manufacturer's sales representatives, dealers and Company sales representatives.

We recognize revenue for the majority of our operations at either the time our products are shipped, or when installation is complete in cases where we perform the installation services. At SCS Interactive (included in our modular play equipment segment) the percentage of completion method of accounting is utilized because the build to install timeline of its jobs is of longer duration. The percentage of completion is measured using actual costs compared to total estimated costs. Revenues from shipping and handling are included in sales. Shipping and handling costs are included in cost of sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For a discussion of other accounting policies that we believe are material to our business see "Critical Accounting Policies and Estimates" in our Form 10-K for the year ended December 31, 2001.

Our quarterly revenues and net income are subject to fluctuation based on customer order patterns and our shipping activity. Because of these fluctuations, comparisons of operating results from quarter to quarter for the current year or for comparable quarters of the prior year may be difficult. Except as set forth below, these fluctuations are not expected to be significant when considered on an annual basis.


Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001 (dollars in thousands).

Sales decreased 14.3% to $12,260 for the three months ended March 31, 2002 compared to $14,304 for the three months ended March 31, 2001. Convenience and activity product segment sales decreased 8.5% to $3,792 for the three months ended March 31, 2002 compared to $4,145 for the three months ended March 31, 2001. The decrease was due primarily to softening economic conditions. Modular play equipment segment sales decreased 16.6% to $8,468 for the first quarter of 2002 compared to $10,159 for the first quarter of 2001. The decrease was due to the softening economic conditions described above, a delay in mailing the catalog at our Park Structures division and timing delays in certain large orders at SCS.

Gross profit for the first quarter of 2002 was $5,396 (44.0% of sales) compared with $6,350 (44.4% of sales) for the first quarter of 2001. The decrease in gross profit as a percentage of sales was primarily because of the impact of the lower sales relative to our fixed production costs. This was offset by our overall lower level of costs resulting from the operational restructuring and workforce reductions we undertook in the fourth quarter of 2001.

Selling, general and administrative expenses increased for the first quarter of 2002 to $4,367 (35.6% of sales) from $4,189 (29.3% of sales) for the same period in 2001. Sales and marketing expenses decreased $444 to $1,328 for the first quarter of 2002 compared to $1,772 for the first quarter of 2001. This decrease was due primarily to the lower sales and resulting lower sales commissions. General and administrative expenses increased $622 to $3,039 for the first quarter of 2002 compared to $2,417 for the first quarter of 2001. The increase in general and administrative expense was primarily the result of higher legal and accounting costs and costs associated with the implementation of our new Oracle accounting system, offset by the employee reductions discussed above.

Amortization expense from intangible assets decreased for the first quarter of 2002 to $322 from $597 for the same period of 2001. This decrease is due to the fact that we stopped amortizing goodwill and trademarks effective January 1, 2002 with the adoption of SFAS 142. See Note 7 to the condensed consolidated financial statements for further discussion.

We incurred interest expense of $722 during the quarter ended March 31, 2002 compared to $849 during the quarter ended March 31, 2001. The decrease in interest expense is due to a lower average interest rate and lower borrowings in the first quarter of 2002 compared to 2001.

Net income decreased 98.6% in the first quarter of 2002 to $6 (0% of sales) from $475 (3.3% of sales) for the first quarter of 2001. The decrease is due primarily to the lower level of sales compared to 2001, offset by the employee reductions that we made in the fourth quarter of 2001, as well as the higher level of selling, general and administrative expenses discussed above, incurred in the Company's seasonally lowest sales quarter. Net income per share (assuming

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


dilution) for the first quarter of 2002 decreased to $0.00 per share (assuming dilution) compared to $0.07 per share (assuming dilution) for the first quarter of 2001.

Liquidity and Capital Resources

We finance our business activities primarily from cash provided by operating activities and from borrowings on our credit facility. Cash provided by (used in) operating activities for the three months ended March 31, 2002 and 2001 was $1,456 and $(1,533), respectively. The increase in cash provided by operating activities for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is due primarily to changes in working capital items. Lower inventory balances resulted in additional cash from operations in 2002 as we continued to focus on reducing inventories. In addition, our accounts payable balances increased in 2002 as we withheld payments pending resolution of the amendment to our credit facility.

At March 31, 2002 and December 31, 2001, working capital was $13,315 and $14,957, and cash balances were $0 and $0, respectively. The low cash balances are due to our practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

We have used our operating cash flow and our credit facility primarily for the expansion of sales and marketing activities, the development of new products, capital expenditures and working capital. Net cash used in investing activities was $292 and $175 for the three months ended March 31, 2002 and 2001, respectively. The increase in cash used in investing activities was primarily due to capital expenditures associated with the move into our new headquarters and manufacturing facility in January 2002.

Net cash used in financing activities was $1,058 in 2002 compared to net cash provided by financing activities of $1,540 in 2001. The use of cash in 2002 is primarily due to payments on our revolving credit facility. We currently have a $14 million revolving credit facility and a $27.0 million term loan. This facility is secured by substantially all of our assets. The availability under the revolving credit facility is determined by a formula based on inventory and accounts receivable balances. In conjunction with the Amendment to the credit facility discussed below, the bank fixed the borrowing base at March 31, 2002 at $10.3 million. At March 31, 2002, we had approximately $1.7 million available under the revolving line of credit facility. At April 30, 2002, the borrowing base was approximately $9.2 million and we had approximately $1.0 million available. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. A commitment fee of ..50% per annum is payable quarterly in arrears based on the average daily unused portion of the revolving line of credit.

The term loan requires payments of $500,000 per quarter for 2002 (the first quarter payment was made on April 1, 2002), $1 million per quarter from 2003 to September 26, 2004 when the remaining balance is due, and requires $2 million in additional principal payments on April 15, 2003 if we meet certain EBITDA targets for 2002. We are also required to obtain $10 million in additional capital by April 1, 2003, which is to be used to pay down the balance of the term loan. The interest rate on the revolving line of credit and the term loan is variable based upon the bank's prime rate. At March 31, 2002 and December 31, 2001 the rate was 7.25%.

We were in default of certain covenants under that indebtedness at September 30, 2001. We obtained a waiver of such non-compliance which is contained in Amendment No. 1 to the new credit facility. The waiver required, among other things, the infusion of $10 million of capital into the Company by March 31, 2002, which would be used to reduce the balance outstanding under our term loan. At December 31, 2001 and March 31, 2002, we were again in default of certain covenants under that indebtedness. On April 1, 2002, we obtained a waiver of such non-compliance which is contained in Amendment No. 2 to the new credit facility. Under the amendment, the due date of our line of credit has been extended to April 15, 2003, the date to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


obtain the $10 million of additional capital is changed to April 1, 2003, the quarterly payments for 2002 have been reduced to $500,000 per quarter for 2002 (the first payment was made on April 1, 2002), and the covenants have been reset. The amendment also requires us to make up to $2 million in additional principal payments on April 15, 2003 if we meet certain EBITDA targets for 2002.

Our revolving line of credit and term loan will require significant cash payments in the future. We have various other contractual obligations, primarily lease agreements, that also require significant future cash payments. These obligations have not materially changed from those disclosed in our report on Form 10-K for the year ended December 31, 2001.

We believe that our cash flow from operations and the unused capacity under our revolving line of credit will be sufficient to fund our operations through at least March 31, 2003. We are required under our amended loan agreements to obtain an additional $10 million of capital by April 1, 2003 to reduce amounts currently outstanding under our term loan. We have engaged an investment banker to assist us with raising the additional financing. If we are unable to obtain the additional financing, the bank could take additional steps with regard to their loans to us, which could include declaring us in default, forcing us to sell assets, limiting our borrowing capacity or foreclosure. If it appears that we will not meet the covenant targets, we will consider taking additional cost reduction steps which could include employee reductions and other spending cuts.

On April 29, 2002, Mark Betker, our Chief Executive Officer, resigned from the Company and entered into a Memorandum of Understanding (Memorandum) that outlines the terms of Mr. Betker's discontinuation of service and is anticipated to replace the separation agreement, executed on August 29, 2001, between Mr. Betker and the Company. Some of the key terms of the Memorandum are as follows:

        o We will repurchase from Mr. Betker 14,000 shares of common stock for $1.69 per share, the market price on April 29, 2002.
        o We will pay Mr. Betker severance of $250,000 over the next twelve months.
        o We will forgive a promissory note from Mr. Betker for $715,195 on the date it becomes due (April 29, 2003) provided that he returns the 80,000 shares he purchased with part of the proceeds of such note and provided that he remains in material compliance with the terms of the agreement.
        o For a period of two years, Mr. Betker agrees not to compete with the Company or to solicit any employees of the Company.
        o The parties agree to enter into a consulting agreement whereby Mr. Betker will provide consulting services at the request of the Board of Directors.

We expect to record a pre-tax expense of approximately $900,000 to recognize this transaction during the second quarter of 2002, of which approximately $600,000 represents a non-cash charge related to the forgiveness of the note.

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


KOALA CORPORATION

May 15, 2002                /s/James A. Zazenski
--------------------        -----------------------------------------
                            President and Chief Operating Officer
                            (Principal Executive Officer)


May 15, 2002                /s/Jeffrey L. Vigil
--------------------        -----------------------------------------
                            Vice President Finance and Administration
                            (Principal Financial and Accounting Officer)