Form 10-Q
period 2002-06-30
KOALA CORP /CO/
filed 2002-08-14
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________ to _________

                         Commission file number 0-22464

                                KOALA CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                     84-1238908
-------------------------------             -----------------------------------
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

The number of shares outstanding of the issuer's common stock, $.10 par value, as of July 30, 2002 was 6,778,334 shares.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

KOALA CORPORATION
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                           June 30,      December 31,
                                                                             2002           2001
                                                                        ------------    ------------
                                                                         (unaudited)
                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                             $       --      $       --
  Trade accounts receivable, net                                           7,285,006       7,372,667
  Unbilled receivables                                                     2,035,418       1,298,404
  Tax refund receivable and other receivables                              3,163,909       2,845,591
  Inventories                                                             10,026,941      10,983,825
  Prepaid expenses and other                                               1,453,157       1,181,091
                                                                        ------------    ------------
     Total current assets                                                 23,964,431      23,681,578
                                                                        ------------    ------------
Property and equipment, net                                                3,985,711       4,184,436
Identifiable intangible assets, net                                       25,939,808      26,526,264
Goodwill, net                                                              3,761,566      28,601,426
Other                                                                        135,209          51,096
                                                                        ------------    ------------
                                                                        $ 57,786,725    $ 83,044,800
                                                                        ============    ============

                       LIABILITIES & SHAREHOLDERS' EQUITY
                       ----------------------------------
Current Liabilities:
  Accounts payable                                                      $  4,577,712    $  2,875,706
  Accrued expenses and other                                               4,489,231       3,146,263
  Acquisition liability                                                      500,000         702,130
  Current portion of credit facility                                      34,410,000       2,000,000
                                                                        ------------    ------------
     Total current liabilities                                            43,976,943       8,724,099
                                                                        ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other                                            479,928       2,138,657
  Credit facility                                                               --        34,600,000
                                                                        ------------    ------------
     Total long term liabilities                                             479,928      36,738,657
                                                                        ------------    ------------

Total liabilities                                                         44,456,871      45,462,756
                                                                        ------------    ------------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none                                              --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding - 6,778,334 in 2002 and 6,872,334 in 2001        677,833         687,233
  Note receivable from officer                                                  --          (715,195)
  Additional paid-in capital                                              20,147,277      20,256,774
  Accumulated other comprehensive loss                                      (147,942)       (194,351)
  Retained earnings (deficit)                                             (7,347,314)     17,547,583
                                                                        ------------    ------------
 Total shareholders' equity                                               13,329,854      37,582,044
                                                                        ------------    ------------
                                                                        $ 57,786,725    $ 83,044,800
                                                                        ============    ============

        See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                      2002            2001            2002           2001
                                                 ------------    ------------    ------------    ------------
                                                  (unaudited)      (unaudited)    (unaudited)     (unaudited)
Sales                                            $ 12,153,179    $ 15,411,348    $ 24,413,002    $ 29,715,483
Cost of sales                                       8,461,725       9,246,037      15,325,582      17,200,639
                                                 ------------    ------------    ------------    ------------
Gross profit                                        3,691,454       6,165,311       9,087,420      12,514,844

Selling, general and administrative expenses        5,304,001       4,866,791       9,671,470       9,055,339
Severance costs                                       872,565            --           872,565            --
Amortization of intangibles                           308,515         597,185         630,441       1,194,662
                                                 ------------    ------------    ------------    ------------

Income (loss) from operations                      (2,793,627)        701,335      (2,087,056)      2,264,843
Other (income) expense:
  Interest expense                                    705,434         791,721       1,427,467       1,640,649
  Other (income) expense                              (27,266)          1,554         (53,183)        (43,752)
                                                 ------------    ------------    ------------    ------------

Income (loss) before income taxes and
        cumulative effect of accounting change     (3,471,795)        (91,940)     (3,461,340)        667,946
Income tax provision (benefit)                       (408,977)        (34,478)       (405,160)        250,480
                                                 ------------    ------------    ------------    ------------
Income (loss) before cumulative effect of
        change in accounting principle             (3,062,818)        (57,462)     (3,056,180)        417,466
Cumulative effect of change in accounting
        principle, net of tax of $2,893,692        21,838,717            --        21,838,717            --
                                                 ------------    ------------    ------------    ------------

Net income (loss)                                $(24,901,535)   $    (57,462)   $(24,894,897)   $    417,466
                                                 ============    ============    ============    ============

Net income (loss) per share - basic
Income (loss) before cumulative effect
        of accounting change                     $      (0.45)   $      (0.01)   $      (0.45)   $       0.06
Cumulative effect of accounting change                  (3.19)           --             (3.18)           --
                                                 ------------    ------------    ------------    ------------
Net income (loss)                                $      (3.64)   $      (0.01)   $      (3.63)   $       0.06
                                                 ============    ============    ============    ============

Net income per share - diluted
Income (loss) before cumulative effect
        of accounting change                     $      (0.45)   $      (0.01)   $      (0.45)   $       0.06
Cumulative effect of accounting change                  (3.19)           --             (3.18)           --
                                                 ------------    ------------    ------------    ------------
Net income (loss)                                $      (3.64)   $      (0.01)   $      (3.63)   $       0.06
                                                 ============    ============    ============    ============

Weighted average shares outstanding - basic         6,841,345       6,872,334       6,856,754       6,872,334
                                                 ============    ============    ============    ============

Weighted average shares outstanding - diluted       6,841,345       6,872,334       6,856,754       6,884,752
                                                 ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements

KOALA CORPORATION
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended June 30,
                                                                   2002            2001
                                                               ------------    ------------
                                                                (unaudited)     (unaudited)
Cash flows from operating activities:
  Net income (loss)                                            $(24,894,897)   $    417,466
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation                                                  547,336         415,521
      Amortization                                                  630,441       1,194,662
      Loan forgiveness included in severance costs                  619,995            --
      Cumulative effect of accounting change                     24,732,409            --
      Deferred income taxes                                      (1,699,861)           --
      Other                                                          17,300            --

      Changes in operating assets and liabilities:
         Trade accounts receivable and other receivables            363,723       1,156,732
         Unbilled receivables                                    (1,136,304)      1,245,777
         Inventories                                              1,019,849      (1,025,395)
         Prepaid expenses and other                                (359,423)     (1,138,339)
         Accounts payable                                         1,689,258      (3,173,319)
         Acquisition liability                                     (202,130)           --
         Accrued expenses and other                               1,294,604         349,746
                                                               ------------    ------------
Net cash provided by (used in) operating activities               2,622,300        (557,149)
                                                               ------------    ------------
Cash flows from investing activities:
      Capital expenditures                                         (270,297)       (379,668)
      Patents and other                                             (47,181)       (171,499)
                                                               ------------    ------------
Net cash used in investing activities                              (317,478)       (551,167)
                                                               ------------    ------------
Cash flows from financing activities:
      Net proceeds (payments) on credit facility                 (2,190,000)      1,460,000
      Payments on capital leases                                    (33,667)           --
      Purchase of common stock                                      (23,660)           --
                                                               ------------    ------------
Net cash ( used in) provided by financing activities             (2,247,327)      1,460,000
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents        (57,495)         58,571

Net change in cash and cash equivalents                                --           410,255

Cash and cash equivalents at beginning of period                       --           200,786
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $       --      $    611,041
                                                               ============    ============

            See Notes to Condensed Consolidated Financial Statements

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. Except as otherwise described in these notes, all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results for a full year.


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


3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of June 30, 2002 and December 31, 2001, consists of the following:

                                              June 30, 2002   December 31, 2001
                                              -------------   -----------------
        Raw materials and component parts     $  3,497,947      $  6,457,436
        Work in process and finished goods       6,528,994         4,526,389
                                               -----------      ------------
                                              $ 10,026,941      $ 10,983,825


4.   Credit Facility:

     The Company currently has a $12.5 million revolving credit facility and a $27.0 million term loan. This facility is secured by substantially all of the assets of the Company. The availability under the revolving credit facility is determined by a formula based on inventory and accounts receivable balances. At June 30, 2002, the Company had approximately $1.2 million available under the revolving line of credit facility. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. A commitment fee of .50% per annum is payable quarterly in arrears based on the average daily unused portion of the revolving line of credit.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)

4.   Credit Facility (continued):


     The term loan requires payments of $500,000 per quarter for 2002 (the second quarter payment was made July 1, 2002), $1 million per quarter from 2003 to September 26, 2004 when the remaining balance is due, and requires $2 million in additional principal payments on April 15, 2003 if the Company meets certain EBITDA targets for 2002. The Company is also required to obtain $10 million in additional capital, which is to be used to pay down the balance of the term loan.

     The interest rate on the revolving line of credit and the term loan is variable based upon the bank's prime rate. At June 30, 2002 and December 31, 2001 the rate was 7.25%.

     At June 30, 2002, the Company was in default of the covenants under the loan agreement. The lenders waived the default, extended the due date of the line of credit and the due date for the requirement to obtain the $10 million in additional capital to July 15, 2003 and reduced the amount available under the line of credit to $12.5 million to more accurately reflect the Company's expected level of borrowing. In addition, the lenders removed the goodwill impairments from the covenant calculations. As a result of the potential for non-compliance with the covenants in future quarters, the Company has classified the entire balance of the credit facility as a current liability in accordance with EITF 86-30. The Company has initiated negotiations with the lenders to further restructure the loan agreement.


5.   Earnings per Share:

     The following table provides a reconciliation of the numerator and denominator for earnings per share:

                                         Three Months ended            Six Months ended
                                              June 30,                      June 30,
                                              --------                      --------
                                      2002             2001           2002             2001
                                      ----             ----           ----             ----
Net income (loss)                $(24,901,535)   $    (57,462)   $(24,894,897)   $    417,466
                                 ============    ============    ============    ============

Shares outstanding                  6,841,345       6,872,334       6,856,754       6,872,334
Net effect of dilutive options           --              --              --            12,418
                                 ------------    ------------    ------------    ------------
Dilutive shares outstanding         6,841,345       6,872,334       6,856,754       6,884,752
                                 ============    ============    ============    ============

     Options outstanding of 924,038 and 1,044,167 for the three months and 989,903 and 1,024,415 for the six months ended June 30, 2002 and 2001, respectively, have been excluded from the above calculation because they were not considered common share equivalents or because their effect would have been anti-dilutive.


6.   Business Segments:

     The Company's sales are derived from two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)

6.   Business Segments (continued):

     reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in the operations.

     The Company's convenience and activity products include the flagship product, the baby changing station ("BCS") which is assembled at the Company's facilities in Colorado. Other significant products in this segment are the sanitary paper liners for the BCS, the child protection seat, the infant seat kradle, the high chair, safety straps for shopping carts and activity products which are manufactured for the Company primarily in the United States. These products are sold directly and through distribution channels, both in the United States and internationally.

     The Company's modular play equipment includes indoor/outdoor play equipment, including water play equipment, and playground surfacing materials. The indoor play equipment is custom designed for the customer. A catalog is used to promote and advertise the outdoor play equipment. However, custom modifications are often made to accommodate the customers' needs and desires. These products are manufactured by the Company at its facilities located in Colorado, British Columbia, Florida and Oregon. The playground surfacing materials are manufactured by a national network of sub-contractors. These products are sold directly and through manufacturers' representatives/dealers both in the United States and internationally.

     The Company evaluates the performance of its segments based primarily on operating profit before amortization and impairment of intangibles, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses consist primarily of labor costs of executive management, facility costs, legal costs, systems costs and shareholder relations costs. The following table presents sales and other financial information by business segment (in thousands):



                                   ---------------------------------------------
                                          Three Months Ended June 30, 2002
                                   ---------------------------------------------

                                      Convenience        Modular
                                      and Activity        Play
                                        Products        Equipment        Total
                                     ------------     -----------     ---------


Sales                                    $  3,541       $  8,612       $ 12,153
Operating income (loss)                      (480)        (2,005)        (2,485)
Capital expenditures                           20             51             71
Total assets                               19,793         37,994         57,787

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


6.    Business Segments (continued):


                                   ---------------------------------------------
                                          Three Months Ended June 30, 2001
                                   ---------------------------------------------

                                      Convenience        Modular
                                      and Activity        Play
                                        Products        Equipment        Total
                                     ------------     -----------     ---------
Sales                                      $ 3,658        $11,753        $15,411
Operating income                               477            822          1,299
Capital expenditures                           146             67            213
Total assets                                20,503         69,974         90,477


                                   ---------------------------------------------
                                           Six Months Ended June 30, 2002
                                   ---------------------------------------------

                                      Convenience        Modular
                                      and Activity        Play
                                        Products        Equipment        Total
                                     ------------     -----------     ---------
Sales                                     $  7,333      $ 17,080       $ 24,413
Operating income (loss)                        343        (1,800)        (1,457)
Capital expenditures                           190            80            270
Total assets                                19,793        37,994         57,787


                                   ---------------------------------------------
                                           Six Months Ended June 30, 2001
                                   ---------------------------------------------

                                      Convenience        Modular
                                      and Activity        Play
                                        Products        Equipment        Total
                                     ------------     -----------     ---------
Sales                                      $ 7,803        $21,912        $29,715
Operating income                             1,612          1,848          3,460
Capital expenditures                           220            160            380
Total assets                                20,503         69,974         90,477


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

     In addition, SFAS 142 changes the way the Company evaluates goodwill for impairment from a discounted cash flow approach to a fair value approach. Under SFAS 142, the Company is required to split the two segments, children's activity and convenience products and children's

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


7.   New Accounting Pronouncements (continued):

     modular play equipment, into reporting units. Goodwill impairment is evaluated separately for each reporting unit by comparing the fair value of the reporting unit with its underlying book value at January 1, 2002 in order to determine any transitional impairment. For reporting units where the fair value of the reporting unit was less than its book value, the Company performed an additional test to determine the amount of the impairment. This test consisted of determining the fair value of the assets and liabilities in the reporting unit, adding the book value of the goodwill, and then comparing that value to the overall fair value determined above. The impairment amount for goodwill consists of the excess of the detailed fair values plus goodwill over the fair value of the reporting unit.

     As a result of this test, the Company recorded a transitional impairment charge of $21,838,717 (net of income taxes of $2,893,692) in the second quarter of 2002, which is shown as the cumulative effect of an accounting change in the accompanying consolidated statement of operations. The fair value of the reporting units giving rise to the impairment charge was estimated by an independent valuation firm using the expected present value of future cash flows and other methodologies. The impairments were primarily the result of decreases in operating revenues and cash flows as compared to forecasts prepared at the dates the respective companies were acquired.

     SFAS 144 requires that the Company evaluate its amortizable identified intangible assets other than goodwill for impairment based upon undiscounted future cash flow streams. If an impairment is identified, the amount of the impairment is determined by comparing the carrying value to its estimated fair market value. SFAS 142 requires that unamortized intangible assets be evaluated for impairment by comparing the carrying amount with its fair value. No impairment has been recognized for these assets.

     Identifiable intangible assets consist of the following:

                                        June 30, 2002              December 31, 2001
                                        -------------              -----------------
                               Gross Carrying  Accumulated  Gross Carrying   Accumulated
                                    Amount     Amortization     Amount       Amortization
                                    ------     ------------     ------       ------------
Amortized intangible assets:
  Patents                        $10,853,197   $ 1,668,211   $10,806,015   $ 1,309,509
  Trade secrets                    5,500,000       595,833     5,500,000       504,166
  Product designs                 10,044,409     1,385,304    10,044,409     1,217,897
  Other                              203,726       132,076       201,750       114,238
                                 -----------   -----------   -----------   -----------

Total                            $26,601,332   $ 3,781,424   $26,552,174   $ 3,145,810
                                 ===========   ===========   ===========   ===========

Unamortized intangible assets:
  Trademarks                     $ 3,971,799   $   851,899   $ 3,971,799   $   851,899
                                 ===========   ===========   ===========   ===========

     Amortization expense was $308,515 and $597,185 for the three months ended June 30, 2002 and 2001, respectively, and $630,441 and $1,194,662 for the six months ended June 30, 2002 and 2001, respectively.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


7.   New Accounting Pronouncements (continued):

     Estimated amortization expense for each of the following years ending December 31 is as follows:

                     2002                    $1,266,000
                     2003                     1,258,000
                     2004                     1,241,000
                     2005                     1,238,000
                     2006                     1,238,000

     The weighted average amortization period for each of the amortized intangible assets at June 30, 2002 is as follows:

                     Patents                 15.1 years
                     Trade secrets           25.1 years
                     Product designs         30.0 years
                     Other                    8.6 years
                     Total                   22.9 years

     The changes in the carrying amounts of goodwill are as follows for the six months ended June 30, 2002:

                                          Convenience
                                         and Activity    Modular Play
                                            Products      Equipment         Total
                                         ------------   ------------    ------------
Balance as of January 1, 2002            $  1,001,566   $ 27,599,860    $ 28,601,426
Cumulative effect of accounting change           --      (24,732,411)    (24,732,411)
Other                                            --         (107,449)       (107,449)
                                         ------------   ------------    ------------

Balance as of June 30, 2002              $  1,001,566   $  2,760,000    $  3,761,566
                                         ============   ============    ============

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


7.   New Accounting Pronouncements (continued):

     The following table shows the pro forma impact of not amortizing goodwill and the trademarks in the prior year on income before cumulative effect of change in accounting principle and earnings per share:

                                         Three months ended          Six months ended
                                               June 30,                  June 30,
                                       ------------------------   -------------------------
                                            2002        2001         2002           2001
                                            ----        ----         ----           ----
Reported income (loss) before
 cumulative effect of change in
 accounting principle                   $(3,062,818)   $(57,462)  $(3,056,180)   $   417,466
  Add back goodwill amortization               --       203,127          --          406,254
  Add back trademark amortization              --        17,643          --           35,285
                                        -----------    --------   -----------    -----------
Adjusted income (loss)                  $(3,062,818)   $163,308   $(3,056,180)   $   859,005
                                        ===========    ========   ===========    ===========

Basic and Diluted earnings per share:

Reported income (loss) before
 cumulative effect of change in
 accounting principle                   $     (0.45)   $  (0.01)  $     (0.45)   $      0.06
  Goodwill amortization                        --          0.03          --             0.06
  Trademark amortization                       --          0.00          --             0.01
                                        -----------    --------   -----------    -----------
Adjusted income (loss)                  $     (0.45)   $   0.02   $     (0.45)   $      0.13
                                        ===========    ========   ===========    ===========

8.   Reclassifications:

     Certain items have been reclassified in the prior year financial statements to conform to the current year presentation. These consist primarily of a reclassification of shipping and handling costs out of revenue and into cost of sales. These reclassifications had no effect on net income or cash flows.

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)

9.   Comprehensive Income:

     SFAS 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income (loss), which includes, in addition to net income
     (loss), other comprehensive income (loss) consisting of foreign currency translation adjustments, which are not included in the traditional statement of operations. A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                        Three months ended              Six months ended
                                        ------------------              ----------------
                                             June 30,                       June 30,
                                             --------                       --------
                                        2002              2001          2002             2001
                                        ----              ----          ----             ----
Net income (loss)                   $(24,901,535)   $    (57,462)   $(24,894,897)   $    417,466
Foreign currency
  translation adjustment                 118,482          17,495          46,409          (4,618)
                                    ------------    ------------    ------------    ------------
Total comprehensive income (loss)   $(24,783,053)   $    (39,967)   $(24,848,488)   $    412,848
                                    ============    ============    ============    ============

10.  CEO Resignation:

     On April 30, 2002, Mark Betker, the Company's Chief Executive Officer, resigned from the Company and entered into a Release Agreement that contains the terms of Mr. Betker's discontinuation of service. The Release Agreement replaces a Separation Agreement, executed on August 29, 2001, between Mr. Betker and the Company. Some of the key terms of the Release Agreement are as follows:

o The Company repurchased from Mr. Betker 14,000 shares of common stock for $1.69 per share, the closing market price on April 29, 2002.
o The Company agreed to pay Mr. Betker severance of $250,000 over the 12 month period ending April 30, 2003.
o The Company will forgive a promissory note from Mr. Betker for $715,195 on the date it becomes due (April 29, 2003) provided that he remains in material compliance with the terms of the agreement.
o Mr. Betker returned the 80,000 shares of common stock purchased with part of the proceeds of the promissory note.
o For a period of two years, Mr. Betker agreed not to compete with the Company or to solicit any employees of the Company.
o The parties entered into a consulting agreement whereby Mr. Betker will provide consulting services at the request of the Board of Directors. To date, no such services have been provided and no consulting fees have been paid to Mr. Betker.

The Company recorded a pre-tax expense of $872,565 to recognize this transaction during the second quarter of 2002, of which $619,995 represents a non-cash charge related to the forgiveness of the note.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe our business and our expectations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect our future plan of operations, business, strategy, operating results and financial position. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the risks associated with the Company's significant outstanding indebtedness, including the potential for additional defaults thereunder; the uncertainties associated with sales fluctuations, customer order patterns and relationships with manufacturer's sales representatives; continuing weakness in the economy; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on James Zazenski, our chief operating officer; substantial competition from larger companies with greater financial and other resources than the Company; our dependence on suppliers for manufacture of some of our products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; government regulations including those promulgated by the Consumer Product Safety Commission; and potential product liability risk associated with our existing and future products. See "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2001.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading designer, producer and worldwide marketer of innovative commercial products, systems and solutions that create attractive family-friendly environments for businesses and other public venues. Our sales are derived from two business segments, family convenience and children's activity products and children's modular play equipment. Our family convenience and activity products include baby changing stations and high chairs, activity tables, carpets and foam play products. Children's modular play equipment includes indoor and outdoor playground equipment, outdoor playground surfacing and interactive play equipment used in water parks, family entertainment centers and amusement parks. We intend to capitalize on the brand name recognition established through our market-leading Koala Bear Kare Baby Changing Station.

We market and sell our products, systems and custom solutions to a wide range of businesses and public facilities that serve customers and visitors who bring children to their establishments. We market our products through an integrated program of direct sales and distribution through a network of independent manufacturer's sales representatives and dealers. We are continually working to expand our sales and marketing efforts through the addition of manufacturer's sales representatives, dealers and Company sales representatives.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001 (dollars in thousands).

Sales decreased 21.1% to $12,153 for the second quarter of 2002 compared to $15,411 for the second quarter of 2001. Convenience and activity product segment sales were comparable at $3,541 for the second quarter of 2002 compared to $3,658 for the second quarter of 2001. Modular play equipment segment sales decreased 26.7% to $8,612 for the second quarter of 2002 compared to $11,753 for the second quarter of 2001. The decrease was due to continued weakness within key target markets, timing delays in certain large orders and the effects of a change in sales representatives at certain of our Modular play divisions.

Gross profit for the second quarter of 2002 was $3,691 (30.4% of sales) compared with $6,165 (40.0% of sales) for the second quarter of 2001. The decrease in gross profit as a percentage of sales was primarily because of the impact of the lower sales relative to our fixed production costs and product mix in the modular play segment. In the convenience and activities segment, as part of a more comprehensive inventory management process, we sold approximately $400 of slow moving inventory at very low margins. We anticipate that this could continue in 2002 as we continue to work to reduce our inventory balances. This decline in gross profit was partially offset by our overall lower level of costs resulting from the operational restructuring and workforce reductions we undertook in the fourth quarter of 2001.

Selling, general and administrative expenses increased for the second quarter of 2002 to $5,304 (43.6% of sales) from $4,867 (31.6% of sales) for the same period in 2001. Sales and marketing expenses decreased $373 to $1,493 for the second quarter of 2002 compared to $1,866 for the second quarter of 2001. This decrease was due to the lower sales and resulting lower sales commissions and a focus on cost containment, including selected employee reductions. General and administrative expenses increased $810 to $3,811 for the second quarter of 2002 compared to $3,001 for the second quarter of 2001. The increase in general and administrative expenses was primarily the result of one-time costs of approximately $400 as we aggressively worked to settle various disputes, as well as higher auditing costs, costs associated with the implementation of our new Oracle accounting system, and increased rent on our new facility, partially offset by the employee reductions that we made in the fourth quarter of 2001.

As discussed in Note 10 to the condensed consolidated financial statements, on April 30, 2002, Mark Betker, our Chief Executive Officer, resigned from the Company and entered into a Release Agreement that contains the terms of Mr. Betker's discontinuation of service. The Release Agreement replaced a Separation Agreement, executed on August 29, 2001, between Mr. Betker and the Company. We recorded a pre-tax expense of $873 to recognize this transaction during the second quarter of 2002, of which $620 represents a non-cash charge related to the forgiveness of the note.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization expense from intangible assets decreased for the second quarter of 2002 to $309 from $597 for the same period of 2001, primarily because we stopped amortizing goodwill and certain of our trademarks effective January 1, 2002 with the adoption of SFAS 142. See Note 7 to the condensed consolidated financial statements for further discussion.

We incurred interest expense of $705 during the quarter ended June 30, 2002 compared to $792 during the quarter ended June 30, 2001. The decrease in interest expense is due to lower borrowings in the second quarter of 2002 compared to 2001.

Our effective tax rate is a benefit of approximately 11.8% for the quarter ended June 30, 2002. The lower effective tax rate is due to the non-deductibility of a portion of the goodwill impairment charge associated with SCS Interactive and the establishment of a valuation allowance for deferred tax assets related to a portion of the remaining goodwill impairment charge. We do not believe that it meets the "more likely than not" criteria set forth in SFAS 109.

Loss before cumulative effect of accounting change increased in the second quarter of 2002 to a loss of $3,063 from a loss of $57 for the second quarter of 2001. The increased loss is due primarily to the lower level of sales compared to 2001, severance costs and the higher level of selling, general and administrative expenses discussed above, partially offset by the employee reductions that we made in the fourth quarter of 2001.

As discussed in Note 7 to the condensed consolidated financial statements, we recorded a transitional impairment charge of $21,839 (net of taxes of $2,894) during the second quarter of 2002 to reflect the implementation of SFAS 142. The impact of this charge is shown as the cumulative effect of an accounting change in the consolidated statement of operations.

Net loss per share (assuming dilution) for the second quarter of 2002 increased to $(3.64) per share (assuming dilution) compared to $(0.01) per share (assuming dilution) for the second quarter of 2001.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001 (dollars in thousands).

Sales decreased 17.8% to $24,413 for the six months ended June 30, 2002 compared to $29,715 for the six months ended June 30, 2001. Convenience and activity product segment sales decreased 6.0% to $7,333 for the six months ended June 30, 2002 compared to $7,803 for the six months ended June 30, 2001. The decrease was due primarily to soft economic conditions in the first quarter of 2002. Modular play equipment segment sales decreased 22.1% to $17,080 for the first six months of 2002 compared to $21,912 for the first six months of 2001. The decrease was due to continued weakness within key target markets, timing delays in certain large orders and the effects of a change in sales representatives at certain modular play divisions.

Gross profit for the first six months of 2002 was $9,087 (37.2% of sales) compared with $12,515 (42.1% of sales) for the first six months of 2001. The decrease in gross profit as a percentage of sales was primarily because of the impact of the lower sales relative to our fixed production costs and product mix in the modular play segment. During the second quarter of 2002, we sold approximately $400 worth of product at very low margins as part of our more comprehensive inventory management strategy. We anticipate that these type of sales could continue in 2002 as we work to reduce our inventory balances. This decline in gross profit was partially offset by our overall lower level of costs resulting from the operational restructuring and workforce reductions we undertook in the fourth quarter of 2001.

Selling, general and administrative expenses increased for the first six months of 2002 to $9,671 (39.6% of sales) from $9,055 (30.5% of sales) for the same period in 2001. Sales and marketing expenses decreased $849 to $2,819 for the first six months of 2002 compared to $3,668 for the first six months of 2001. This decrease was due primarily to the lower sales and resulting lower

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sales commissions. General and administrative expenses increased $1,465 to $6,852 for the six months ended June 30, 2002 compared to $5,387 for the six months ended June 30, 2001. The increase in general and administrative expenses was primarily the result of one-time costs of $520 as we aggressively worked to settle disputes, as well as higher auditing costs, costs associated with the implementation of our new Oracle accounting system, and increased rent on our new facility, partially offset by the employee reductions that we made in the fourth quarter of 2001.

Amortization expense from intangible assets decreased for the first six months of 2002 to $630 from $1,195 for the same period of 2001, primarily because we stopped amortizing goodwill and trademarks effective January 1, 2002 with the adoption of SFAS 142. See Note 7 to the condensed consolidated financial statements for further discussion.

We incurred interest expense of $1,427 during the six months ended June 30, 2002 compared to $1,641 during the six months ended June 30, 2001. The decrease in interest expense is due to lower borrowings in the first six months of 2002 compared to 2001.

Our effective tax rate is a benefit of approximately 11.7% for the six months ended June 30, 2002. The lower effective tax rate is due to the non-deductibility of a portion of the goodwill impairment charge associated with SCS Interactive and the establishment of a valuation allowance for deferred tax assets related to a portion of the remaining goodwill impairment charge. We do not believe that it meets the "more likely than not" criteria set forth in SFAS 109.

Loss before cumulative effect of accounting change was $3,056 for the six months ended June 30, 2002 compared to income of $417 for the six months ended June 30, 2001. The decrease is due primarily to the lower level of sales compared to 2001, severance and the higher level of selling, general and administrative expenses discussed above, partially offset by the employee reductions that we made in the fourth quarter of 2001.

Net income (loss) per share (assuming dilution) for the six months ended June 30, 2002 was $(3.63) per share (assuming dilution) compared to $0.06 per share (assuming dilution) for the six months ended June 30, 2001.


Liquidity and Capital Resources (dollars in thousands)

We finance our business activities primarily from cash provided by operating activities and from borrowings on our credit facility. Cash provided by (used in) operating activities for the six months ended June 30, 2002 and 2001 was $2,622 and $(557), respectively. The increase in cash provided by operating activities for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 is due primarily to changes in working capital items. Lower inventory balances resulted in additional cash from operations in 2002 as we continued to focus on reducing inventories. In addition, our accounts payable and accrued liability balances increased in 2002 as we more closely managed our vendor relationships.

At June 30, 2002 and December 31, 2001, working capital was $(20,013) and $14,957, and cash balances were $0 and $0, respectively. The decrease in working capital is due to the reclassification of the credit facility as short-term as required by EITF 86-30, under which reclassification is required if the potential exists for non-compliance in future quarters. The zero cash balances are due to our practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

We have used our operating cash flow and our credit facility primarily for capital expenditures and working capital. Net cash used in investing activities was $317 and $551 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash used in investing activities was

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily due to larger expenditures made on intellectual property in 2001 offset by capital expenditures associated with the move into our new headquarters and manufacturing facility in January 2002 and the implementation of our new Oracle accounting system.

Net cash used in financing activities was $2,247 in 2002 compared to net cash provided by financing activities of $1,460 in 2001. The use of cash in 2002 is primarily due to payments on our revolving credit facility and term loan. We currently have a $12.5 million revolving credit facility and a $27.0 million term loan. This facility is secured by substantially all of our assets. The availability under the revolving credit facility is determined by a formula based on inventory and accounts receivable balances. At June 30, 2002, we had approximately $1.2 million available under the revolving line of credit facility. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. A commitment fee of .50% per annum is payable quarterly in arrears based on the average daily unused portion of the revolving line of credit.

The term loan requires payments of $500 per quarter for 2002 (the second quarter payment was made on July 1, 2002), $1 million per quarter from 2003 to September 26, 2004 when the remaining balance is due, and requires $2 million in additional principal payments on April 15, 2003 if we meet certain EBITDA targets for 2002. The interest rate on the revolving line of credit and the term loan is variable based upon the bank's prime rate. At June 30, 2002 and December 31, 2001, the rate was 7.25%.

We were in default of certain covenants under our credit facility at September 30, 2001. We obtained a waiver of such non-compliance which is contained in Amendment No. 1 to the new credit facility. The waiver required, among other things, the infusion of $10 million of capital into the Company by March 31, 2002, which would be used to reduce the balance outstanding under our term loan. At December 31, 2001 and March 31, 2002, we were again in default of certain covenants under that indebtedness. On April 1, 2002, we obtained a waiver of such non-compliance which is contained in Amendment No. 2 to the new credit facility. Under the amendment, the due date of our line of credit was extended to April 15, 2003, the date to obtain the $10 million of additional capital was changed to April 1, 2003, the quarterly payments for 2002 were reduced to $500,000 per quarter for 2002, and the covenants were reset. The amendment also required us to make up to $2 million in additional principal payments on April 15, 2003 if we meet certain EBITDA targets for 2002.

At June 30, 2002, we were again in default of certain covenants. On August 13, 2002, the lenders waived the default, extended the due date of the line of credit and the due date for the requirement to obtain the additional $10 million in capital to July 15, 2003 and reduced the total line of credit commitment to $12.5 million to more accurately reflect our expected level of borrowings. These changes are contained in Amendment No. 4 to the credit facility. In addition, the lenders excluded any goodwill impairments from the covenant calculations. We are currently in discussions with the lenders to further restructure the credit agreement. If we are unable to successfully restructure our credit agreement, we expect to be in default for the remainder of 2002.

Our revolving line of credit and term loan will require significant cash payments in the future. We have various other contractual obligations, primarily lease agreements, that also require significant future cash payments. These obligations have not materially changed from those disclosed in our report on Form 10-K for the year ended December 31, 2001.

If we are able to successfully restructure our credit agreement, we believe that our cash flow from operations and the availability under our revolving line of credit will be sufficient to fund our operations through June 30, 2003. We may also consider selling certain assets to reduce the outstanding balance of the loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are required under our amended credit agreement to obtain an additional $10 million of capital by July 15, 2003 to reduce amounts currently outstanding under our term loan. We have engaged an investment banker to assist us with raising the additional financing, but do not believe it is feasible at the current time to complete such a transaction. If we are unable to successfully restructure our loan agreement, the lenders may take additional steps including forcing us to sell assets, limiting our borrowing capacity or foreclosure.

On August 8, 2002, the we were notified by Nasdaq that for the last 30 consecutive trading days, the price of the our common stock has closed below the minimum $1.00 per share requirement for continued inclusion on the National Market. We have 90 calendar days, or until November 6, 2002, to regain compliance. Compliance during this 90 day period can be demonstrated if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance cannot be demonstrated by November 6, 2002, our shares will be delisted.

We are currently considering alternatives, including applying to transfer to The Nasdaq SmallCap Market. If we submit the application by November 6, 2002, and the application is approved, we will be afforded the 180 calendar day SmallCap Market grace period. This would allow us until February 4, 2003 to satisfy the continued inclusion requirements for the SmallCap Market. We may also be eligible for an additional 180 calendar day grace period, or until August 4, 2003, provided that we meet the initial listing criteria for the SmallCap Market. Furthermore, we may be eligible to transfer back to The Nasdaq National Market if, by August 4, 2003, our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements for the National Market.

If we are unable to maintain a Nasdaq listing, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our stock.

                                 PART II - OTHER
                                   INFORMATION

Item 1-3 None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 16, 2002, the Company held its Annual Meeting of Shareholders. At such meeting, the Company's shareholders (i) elected four directors to serve until the Company's next annual meeting; (ii) ratified the selection of Ernst & Young LLP to serve as the Company's independent auditors for the year ending December 31, 2002. The number of votes cast in these matters is set forth below:

1.       Election of Directors

                                    Votes Against or                  Broker
     Name                 Votes For     Withheld       Abstentions   Non-Votes
     ----                 ---------     --------       -----------   ---------
Michael C. Franson        5,926,422       85,341            0            0
John T. Pfannenstein      5,895,674      116,089            0            0
Nancy Pierce              5,917,432       94,331            0            0
Randy Stein               5,916,228       95,535            0            0


2.       Ratification of Selection of Ernst & Young LLP

                             Votes Against or                      Broker
         Votes For              Withheld           Abstentions    Non-Votes
         ---------           ----------------      -----------    ---------
         5,724,868               272,336             14,559           0


Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 10.15 Amendment No. 3 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement

               Exhibit 10.16 Amendment No. 4 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement

               Exhibit 99.1 Certification of James A. Zazenski

               Exhibit 99.2 Certification of Jeffrey L. Vigil

         (b)   Reports on Form 8-K

               On April 30, 2002 a report was filed reporting items 5 and 7 of the 8-K rules.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

August 14, 2002              /s/James A. Zazenski
----------------------       -----------------------------------------
                             President and Chief Operating Officer
                             (Principal Executive Officer)


August 14, 2002              /s/Jeffrey L. Vigil
----------------------       -----------------------------------------
                             Vice President Finance and Administration
                             (Principal Financial and Accounting Officer)