Form 10-Q
period 2002-09-30
KOALA CORP /CO/
filed 2002-11-15
CIK 913285

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from ________ to ________

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

              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ...X...      No......

The number of shares outstanding of the issuer's common stock, $.10 par value, as of November 8, 2002 was 6,778,334 shares.

                                KOALA CORPORATION
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
         Item 1.  Financial Statements

         o   Consolidated balance sheets as of September 30, 2002
                and December 31, 2001                                      3
         o   Consolidated statements of operations for the three
                and nine months ended September 30, 2002 and 2001          4
         o   Consolidated statements of cash flows for the nine months
                ended September 30, 2002 and 2001                          5
         o   Notes to consolidated financial statements                    6

         Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       15

         Item 4.  Controls and Procedures                                 20


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                       21

         Item 2.  Changes in Securities and Use of Proceeds               21

         Item 3.  Defaults upon Senior Securities                         21

         Item 4.  Submission of Matters to a Vote of Security Holders     21

         Item 5.  Other Information                                       21

Item 1.  Financial Statements

KOALA CORPORATION
----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                        September 30,   December 31,
                                                                            2002           2001
                                                                        ------------    ------------
                                                                         (unaudited)
                                 ASSETS
                                 ------
Current Assets
  Cash and cash equivalents                                             $    504,684    $       --
  Trade accounts receivable, net                                           7,104,911       7,372,667
  Unbilled receivables                                                     1,774,792       1,298,404
  Tax refund receivable and other receivables                              2,462,930       2,845,591
  Inventories                                                              8,930,690      10,983,825
  Prepaid expenses and other                                               1,209,910       1,181,091
                                                                        ------------    ------------
     Total current assets                                                 21,987,917      23,681,578
                                                                        ------------    ------------
Property and equipment, net                                                3,896,057       4,184,436
Identifiable intangible assets, net                                       25,644,008      26,526,264
Goodwill, net                                                              3,761,566      28,601,426
Other                                                                        135,387          51,096
                                                                        ------------    ------------
                                                                        $ 55,424,935    $ 83,044,800
                                                                        ============    ============

                   LIABILITIES & SHAREHOLDERS' EQUITY
                   ----------------------------------
Current Liabilities:
  Accounts payable                                                      $  3,531,706    $  2,875,706
  Accrued expenses and other                                               4,487,838       3,146,263
  Acquisition liability                                                      466,458         702,130
  Current portion of credit facility                                      34,360,000       2,000,000
                                                                        ------------    ------------
     Total current liabilities                                            42,846,002       8,724,099
                                                                        ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other                                            485,287       2,138,657
  Credit facility                                                               --        34,600,000
                                                                        ------------    ------------
     Total long term liabilities                                             485,287      36,738,657
                                                                        ------------    ------------

Total liabilities                                                         43,331,289      45,462,756
                                                                        ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     issued and outstanding - none                                              --              --
  Common stock, $.10 par value, 10,000,000 shares authorized;
     issued and outstanding - 6,778,334 in 2002 and 6,872,334 in 2001        677,833         687,233
  Note receivable from officer                                                  --          (715,195)
  Additional paid-in capital                                              20,147,277      20,256,774
  Accumulated other comprehensive loss                                      (138,516)       (194,351)
  Retained earnings (deficit)                                             (8,592,948)     17,547,583
                                                                        ------------    ------------
 Total shareholders' equity                                               12,093,646      37,582,044
                                                                        ------------    ------------
                                                                        $ 55,424,935    $ 83,044,800
                                                                        ============    ============

                 See Notes to Consolidated Financial Statements

KOALA CORPORATION
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                    2002          2001             2002            2001
                                                ------------    ------------    -----------    ------------
                                                 (unaudited)     (unaudited)    (unaudited)     (unaudited)
Sales                                           $ 12,995,171    $ 17,166,594   $ 37,408,172    $ 46,882,077
Cost of sales                                      9,236,033      10,917,182     24,561,625      28,117,821
                                                ------------    ------------   ------------    ------------
Gross profit                                       3,759,138       6,249,412     12,846,547      18,764,256

Selling, general and administrative expenses       4,524,811       4,858,185     14,196,267      13,913,524
Severance costs                                         --              --          872,565            --
Amortization of intangibles                          316,868         603,344        947,309       1,798,006
                                                ------------    ------------   ------------    ------------

Income (loss) from operations                     (1,082,541)        787,883     (3,169,594)      3,052,726
Other (income) expense:
  Interest expense                                   798,737         763,439      2,226,677       2,404,088
  Other (income) expense                            (336,880)          2,464       (390,534)        (41,288)
                                                ------------    ------------   ------------    ------------
Income (loss) before income taxes and
  cumulative effect of accounting change          (1,544,398)         21,980     (5,005,737)        689,926
Income tax provision (benefit)                      (298,764)          8,242       (703,926)        258,722
                                                ------------    ------------   ------------    ------------
Income (loss) before cumulative effect of
  change in accounting principle                  (1,245,634)         13,738     (4,301,811)        431,204
Cumulative effect of change in accounting
  principle, net of tax of $2,893,692                   --              --       21,838,717           --
                                                ------------    ------------   ------------    ------------
Net income (loss)                               $ (1,245,634)   $     13,738   $(26,140,528)   $    431,204
                                                ============    ============   ============    ============

Net income (loss) per share - basic

Income (loss) before cumulative
   effect of accounting change                  $      (0.18)   $       0.00   $      (0.63)   $       0.06
Cumulative effect of accounting change                  --              --            (3.20)           --
                                                ------------    ------------   ------------    ------------
Net income (loss)                               $      (0.18)   $       0.00   $      (3.83)   $       0.06
                                                ============    ============   ============    ============

Net income (loss) per share - diluted

Income (loss) before cumulative
   effect of accounting change                  $      (0.18)   $       0.00   $      (0.63)   $       0.06
Cumulative effect of accounting change                  --              --            (3.20)           --
                                                ------------    ------------   ------------    ------------
Net income (loss)                               $      (0.18)   $       0.00   $      (3.83)   $       0.06
                                                ============    ============   ============    ============

Weighted average shares outstanding - basic        6,778,334       6,872,334      6,830,327       6,872,334
                                                ============    ============   ============    ============
Weighted average shares outstanding - diluted      6,778,334       6,872,334      6,830,327       6,880,612
                                                ============    ============   ============    ============


            See Notes to Consolidated Financial Statements

KOALA CORPORATION
----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended September 30,
                                                                   2002             2001
                                                               ------------    -------------
                                                                (unaudited)      (unaudited)
Cash flows from operating activities:
  Net income (loss)                                            $(26,140,528)   $    431,204
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation                                                  877,490         636,419
      Amortization                                                  947,309       1,798,006
      Loan forgiveness included in severance costs                  619,995            --
      Cumulative effect of accounting change                     24,732,409            --
      Deferred income tax benefit                                (1,699,861)           --
      Other                                                          17,298            --

      Changes in operating assets and liabilities:
         Trade accounts receivable and other receivables            823,503          46,022
         Unbilled receivables                                      (474,144)       (276,844)
         Inventories                                              2,054,721         112,650
         Prepaid expenses and other                                (117,895)       (843,411)
         Accounts payable                                           654,782      (3,245,853)
         Acquisition liability                                     (235,672)           --
         Accrued expenses and other                               1,279,743       1,385,281
                                                               ------------    ------------
Net cash provided by operating activities                         3,339,150          43,474
                                                               ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                         (450,603)       (630,293)
      Patents and other                                             (69,281)       (195,289)
                                                               ------------    ------------
Net cash used in investing activities                              (519,884)       (825,582)
                                                               ------------    ------------

Cash flows from financing activities:
      Net proceeds (payments) on credit facility                 (2,240,000)        770,000
      Payments on capital leases                                    (90,324)           --
      Purchase of common stock                                      (23,660)           --
                                                               ------------    ------------
Net cash (used in) provided by financing activities              (2,353,984)        770,000
                                                               ------------    ------------

Effect of exchange rate changes on cash and cash equivalents         39,402          26,589

Net change in cash and cash equivalents                             504,684          14,481

Cash and cash equivalents at beginning of period                       --           200,786
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $    504,684    $    215,267
                                                               ============    ============

                 See Notes to Consolidated Financial Statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

     The quarterly financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. Except as otherwise described in these notes, all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results for a full year.


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


3.   Inventory:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory as of September 30, 2002 and December 31, 2001, consists of the following:

                                           September 30, 2002  December 31, 2001
                                           ------------------  -----------------
        Raw materials and component parts       $ 3,852,614       $ 6,457,436
        Work in process and finished goods        5,078,076         4,526,389
                                                -----------       -----------
                                                $ 8,930,690       $10,983,825
                                                ===========       ===========


4.   Credit Facility:

     The Company currently has a $12.5 million revolving credit facility ($8.9 million outstanding at September 30, 2002) and a $25.5 million term loan. This facility is secured by substantially all of the assets of the Company. The availability under the revolving credit facility is determined by a formula based on inventory and accounts receivable balances. At September 30, 2002, the Company had approximately $400,000 available under the revolving credit facility. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. A commitment fee of .50% per annum is payable quarterly in arrears based on the average daily unused portion of the revolving credit facility.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)


4.   Credit Facility (continued):


     The term loan requires payments of $500,000 per quarter for 2002, $1 million per quarter from 2003 to September 26, 2004 when the remaining balance is due, and requires $2 million in additional principal payments on April 15, 2003 if the Company meets certain EBITDA targets for 2002. The Company is also required to obtain $10 million in additional capital by July 15, 2003, which is to be used to pay down the balance of the term loan.

     The interest rate on the revolving line of credit and the term loan is variable based upon the bank's prime rate. At September 30, 2002 and December 31, 2001 the rate was 7.25%.

     At September 30, 2002, the Company was in default of the covenants under the loan agreement. The lenders waived the default. As a result of the potential for non-compliance with the covenants in future quarters, the Company has classified the entire balance of the credit facility as a current liability in accordance with EITF 86-30. The Company has engaged in discussions with the lenders to further restructure the loan agreement.


5.   Earnings per Share:

     The following table provides a reconciliation of the numerator and denominator for earnings per share:

                                        Three Months ended            Nine Months ended
                                           September 30,                September 30,
                                           -------------                -------------
                                      2002            2001           2002             2001
                                      ----            ----           ----             ----
Net income (loss)                $ (1,245,634)   $     13,738   $(26,140,528)   $    431,204
                                 ============    ============   ============    ============

Shares outstanding                  6,778,334       6,872,334      6,830,327       6,872,334
Net effect of dilutive options           --              --             --             8,278
                                 ------------    ------------   ------------    ------------
Dilutive shares outstanding         6,778,334       6,872,334      6,830,327       6,880,612
                                 ============    ============   ============    ============

     Options outstanding of 582,011 and 1,044,500 for the three months and 845,745 and 1,031,184 for the nine months ended September 30, 2002 and 2001, respectively, have been excluded from the above calculation because they were not considered common share equivalents or because their effect would have been anti-dilutive.


6.   Business Segments:

     The Company's sales are derived from two business segments: (1) Family Convenience and Children's Activity Products, and (2) Children's Modular Play Equipment. The Company's

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

     The Company  evaluates the  performance of its segments based  primarily on operating profit before amortization and impairment of intangibles, corporate expenses and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses consist primarily of labor costs of executive management, facility costs, legal costs, systems costs and shareholder relations costs. The following table presents sales and other financial information by business segment:

                                  ----------------------------------------------
                                      Three Months Ended September 30, 2002
                                  ----------------------------------------------
                                  Convenience        Modular
                                  and Activity        Play
                                    Products        Equipment          Total
                                  ------------    ------------     -------------
      Sales                       $  3,599,308    $  9,395,863     $ 12,995,171
      Operating income (loss)          373,746      (1,139,419)        (765,673)
      Capital expenditures             119,585          56,721          176,306
      Total assets                  18,388,356      37,036,579       55,424,935

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)

6.    Business Segments (continued):

                                  ----------------------------------------------
                                       Three Months Ended September 30, 2001
                                  ----------------------------------------------
                                  Convenience        Modular
                                  and Activity        Play
                                    Products        Equipment          Total
                                  ------------    ------------     ------------
      Sales                       $ 4,063,332      $13,103,262      $17,166,594
      Operating income                712,168          679,059        1,391,227
      Capital expenditures             68,349          182,276          250,625
      Total assets                 18,879,586       71,855,114       90,734,700


                                  ----------------------------------------------
                                        Nine Months Ended September 30, 2002
                                  ----------------------------------------------
                                  Convenience        Modular
                                  and Activity        Play
                                    Products        Equipment          Total
                                  ------------    ------------     ------------
      Sales                       $ 10,932,787    $ 26,475,385     $ 37,408,172
      Operating income (loss)          728,633      (2,950,918)      (2,222,285)
      Capital expenditures             313,246         137,357          450,603
      Total assets                  18,388,356      37,036,579       55,424,935


                                  ----------------------------------------------
                                        Nine Months Ended September 30, 2001
                                  ----------------------------------------------
                                  Convenience        Modular
                                  and Activity        Play
                                    Products        Equipment          Total
                                  ------------    ------------     ------------
      Sales                       $11,862,829      $35,019,248      $46,882,077
      Operating income              2,323,095        2,527,637        4,850,732
      Capital expenditures            288,573          341,720          630,293
      Total assets                 18,879,586       71,855,114       90,734,700


7.       New Accounting Pronouncements:

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." In accordance with SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has also identified certain of its trademarks as indefinite lived assets and has ceased amortization of those assets effective January 1, 2002.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)

7.       New Accounting Pronouncements (continued):

     In addition, SFAS 142 changes the way the Company evaluates goodwill for impairment from a discounted cash flow approach to a fair value approach. Under SFAS 142, the Company is required to split the two segments, children's activity and convenience products and children's modular play equipment, into reporting units. Goodwill impairment is evaluated separately for each reporting unit by comparing the fair value of the reporting unit with its underlying book value at January 1, 2002 in order to determine any transitional impairment. For reporting units where the fair value of the reporting unit was less than its book value, the Company performed an additional test to determine the amount of the impairment. This test consisted of determining the fair value of the assets and liabilities in the reporting unit, adding the book value of the goodwill, and then comparing that value to the overall fair value determined above. The impairment amount for goodwill consists of the excess of the detailed fair values plus goodwill over the fair value of the reporting unit.

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

     Identifiable intangible assets consist of the following:

                                    September 30, 2002           December 31, 2001
                                 -------------------------   --------------------------
                                   Gross                       Gross
                                  Carrying     Accumulated    Carrying     Accumulated
                                   Amount      Amortization    Amount      Amortization
Amortized intangible assets:
  Patents                        $10,874,263   $ 1,849,441   $10,806,015   $ 1,309,509
  Trade secrets                    5,500,000       641,666     5,500,000       504,166
  Product designs                 10,044,409     1,469,007    10,044,409     1,217,897
  Other                              201,750       136,200       201,750       114,238
                                 -----------   -----------   -----------   -----------
Total                            $26,620,422   $ 4,096,314   $26,552,174   $ 3,145,810
                                 ===========   ===========   ===========   ===========

Unamortized intangible assets:
  Trademarks                     $ 3,971,799   $   851,899   $ 3,971,799   $   851,899
                                 ===========   ===========   ===========   ===========

     Amortization expense was $316,868 and $603,344 for the three months ended September 30, 2002 and 2001, respectively, and $947,309 and $1,798,006 for the nine months ended September 30, 2002 and 2001, respectively.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)


7.   New Accounting Pronouncements (continued):

     Estimated amortization expense for each of the following years ending December 31 is as follows:

                      2002              $1,268,000
                      2003               1,260,000
                      2004               1,243,000
                      2005               1,240,000
                      2006               1,240,000

     The weighted average amortization period for each of the amortized intangible assets at September 30, 2002 is as follows:

                      Patents            15.2 years
                      Trade secrets      30.0 years
                      Product designs    30.0 years
                      Other               8.6 years
                      Total              23.8 years

     The changes in the carrying amounts of goodwill are as follows for the nine months ended September 30, 2002:

                                         Convenience        Modular
                                         and Activity        Play
                                           Products        Equipment          Total
                                         ------------    ------------     ------------
Balance as of January 1, 2002            $  1,001,566    $ 27,599,860    $ 28,601,426
Cumulative effect of accounting change           --       (24,732,409)    (24,732,409)
Other                                            --          (107,451)       (107,451)
                                         ------------    ------------    ------------

Balance as of September 30, 2002         $  1,001,566    $  2,760,000    $  3,761,566
                                         ============    ============    ============

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)


7.   New Accounting Pronouncements (continued):

     The following table shows the pro forma impact of not amortizing goodwill and the trademarks in the prior year on income before cumulative effect of change in accounting principle and earnings per share:

                                          Three months ended            Nine months ended
                                             September 30,                 September 30,
                                          2002            2001          2002              2001
                                          ----            ----          ----              ----
Reported income (loss) before
cumulative effect of change in
accounting principle                $  (1,245,634)   $    13,738   $  (4,301,811)   $     431,204
  Add back goodwill amortization             --          204,689            --            614,067
  Add back trademark amortization            --           17,642            --             52,928
                                    -------------    -----------   -------------    -------------
Adjusted income (loss)              $  (1,245,634)   $   236,069   $  (4,301,811)   $   1,098,199
                                    =============    ===========   =============    =============

Basic earnings per share:
Reported income (loss) before
cumulative effect of change in
accounting principle                $       (0.18)   $     0.00   $       (0.63)   $         0.06
  Goodwill amortization                      --             0.03         --                  0.09
  Trademark amortization                     --             0.00         --                  0.01
                                    -------------    -----------   -------------    -------------
Adjusted income (loss)              $       (0.18)   $      0.03   $       (0.63)   $        0.16
                                    =============    ===========   =============    =============

Diluted earnings per share:
Reported income (loss) before
cumulative effect of change in
accounting principle                $       (0.18)   $      0.00   $       (0.63)   $        0.06
  Goodwill amortization                      --             0.03         --                  0.09
  Trademark amortization                     --             0.00         --                  0.01
                                    -------------    -----------   -------------    -------------
Adjusted income (loss)              $       (0.18)   $      0.03   $       (0.63)   $        0.16
                                    =============    ===========   =============    =============


8.       Reclassifications:

     Certain items have been reclassified in the prior year financial statements to conform to the current year presentation. These consist primarily of a reclassification of shipping and handling costs out of revenue and into cost of sales. These reclassifications had no effect on net income or cash flows.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)


9.   Comprehensive Income:

     SFAS 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income/loss, which includes, in addition to net income
     (loss), other comprehensive income (loss) consisting of foreign currency translation adjustments, which are not included in the traditional statement of operations. A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                                Three months ended              Nine months ended
                                                   September 30,                  September 30,
                                                  -------------                  -------------
                                               2002             2001           2002             2001
                                               ----             ----           ----             ----
Net income (loss)                         $ (1,245,634)   $     13,738    $(26,140,528)   $    431,204
Foreign currency translation adjustment          9,426         (17,512)         55,835         (22,130)
                                          ------------    ------------    ------------    ------------
Total comprehensive income (loss)         $ (1,236,208)   $     (3,774)   $(26,084,693)   $    409,074
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

                                KOALA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)


11.  Contingencies:

     The Company is currently reviewing the terms and conditions of a contract and subsequent assignment entered into by its Canadian subsidiary. The subsidiary has potential obligations related to the original contract. The Company has not determined whether it has any liability under this contract.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements that describe our business and our expectations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect our future plan of operations, business, strategy, operating results and financial position. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the risks associated with our significant outstanding indebtedness, including the potential for additional defaults thereunder; the uncertainties associated with sales fluctuations, customer order patterns and relationships with manufacturer's sales representatives; continuing weakness in the economy; the uncertainties associated with the introduction of new products; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions we have made and the costs associated with such acquisitions; dependence on James Zazenski, our chief operating officer; substantial competition from larger companies with greater financial and other resources than we have; our dependence on suppliers for manufacture of some of our products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; government regulations including those promulgated by the Consumer Product Safety Commission; and potential product liability risk associated with our existing and future products. See "Risk Factors" in our Form 10-K for the year ended December 31, 2001.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------


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

     For a discussion of other accounting policies that we believe are material to our business, see "Critical Accounting Policies and Estimates" in our Form 10-K for the year ended December 31, 2001.

     Our quarterly revenues and net income are subject to fluctuation based on customer order patterns and our shipping activity. Because of these fluctuations, comparisons of operating results from quarter to quarter for the current year or for comparable quarters of the prior year may be difficult.


     Results of Operations

     Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001 (dollars in thousands).

     Sales decreased 24.3% to $12,995 for the third quarter of 2002 compared to $17,167 for the third quarter of 2001. Convenience and activity product segment sales decreased to $3,599 for the third quarter of 2002 compared to $4,063 for the third quarter of 2001. The decrease was due to more products being sold at lower prices to distributors and to national accounts in combination with the slower economy. Modular play equipment segment sales decreased to $9,396 for the third quarter of 2002 compared to $13,103 for the third quarter of 2001. The decrease was due to continued uncertainty about the economy exhibited by many customers which has resulted in an unwillingness to commit to major projects. In addition, a change in sales representatives at certain of our modular play divisions has negatively impacted our sales.

     Gross profit for the third quarter of 2002 was $3,759 (28.9% of sales) compared with $6,249 (36.4% of sales) for the third quarter of 2001. The decrease in gross profit as a percentage of sales was primarily because of the impact of the lower sales relative to our fixed production costs and product mix in the modular play segment. During the third quarter, as part of our plan to reduce inventory balances, we sold products in our modular play division at or below cost. This decline in gross profit was partially offset by our overall lower level of costs resulting from the operational restructuring and workforce reductions we undertook in the fourth quarter of 2001.

     Selling, general and administrative expenses decreased for the third quarter of 2002 to $4,525 (34.8% of sales) from $4,858 (28.3% of sales) for the same period in 2001. Sales and marketing expenses decreased $1,032 to $1,579 for the third quarter of 2002 compared to $2,611 for the third quarter of 2001. This decrease was due to the lower sales and resulting lower sales commissions and a focus on cost containment, including selected employee reductions. General and administrative expenses increased $699 to $2,946 for the third quarter of 2002 compared to $2,247 for the third quarter of 2001. The increase in general and administrative expenses was partially the result of one-time costs related to the settlement of various disputes, as well as higher auditing and consulting costs, costs associated with our new Oracle accounting system, and increased rent on our new facility, partially offset by the employee reductions that we made in the fourth quarter of 2001 and the second quarter of 2002.

     Amortization expense from intangible assets decreased for the third quarter of 2002 to $317 from $603 for the same period of 2001, primarily because we stopped amortizing goodwill and certain of our trademarks effective January 1, 2002 with the adoption of SFAS 142. See Note 7 to the condensed consolidated financial statements for further discussion.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We incurred interest expense of $799 during the quarter ended September 30, 2002 compared to $763 during the quarter ended September 30, 2001. The increase in interest expense is due primarily to interest expense on our SCS holdback obligations.

     Our effective tax rate is a benefit of approximately 19.3% for the quarter ended September 30, 2002. The low effective tax rate benefit is due to the non-deductibility of a portion of the goodwill impairment charge associated with SCS Interactive and the establishment of a valuation allowance for deferred tax assets related to a portion of the remaining goodwill impairment charge. We do not currently believe that it is more likely than not that these assets will be realized.

     Income (loss) before cumulative effect of accounting change decreased in the third quarter of 2002 to a loss of $(1,246) from income of $14 for the third quarter of 2001. The change is due primarily to the lower level of sales and lower margins compared to 2001, partially offset by the employee reductions that we made in the fourth quarter of 2001 and second quarter of 2002.

     Net income (loss) per share (assuming dilution) for the third quarter of 2002 decreased to $(0.18) per share (assuming dilution) compared to $0.00 per share (assuming dilution) for the third quarter of 2001.

     Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001 (dollars in thousands).

     Sales decreased 20.2% to $37,408 for the nine months ended September 30, 2002 compared to $46,882 for the nine months ended September 30, 2001. Convenience and activity product segment sales decreased to $10,933 for the nine months ended September 30, 2002 compared to $11,863 for the nine months ended September 30, 2001. The decrease was due primarily to increased sales to distributors and national accounts at lower prices in combination with the slower economy. Modular play equipment segment sales decreased to $26,475 for the first nine months of 2002 compared to $35,019 for the first nine months of 2001. The decrease was due to continued uncertainty about the economy exhibited by many customers which has resulted in an unwillingness to commit to major projects. In addition, a change in sales representatives at certain of our modular play divisions has negatively impacted our sales.

     Gross profit for the first nine months of 2002 was $12,847 (34.3% of sales) compared with $18,764 (40.0% of sales) for the first nine months of 2001. The decrease in gross profit as a percentage of sales was primarily because of the impact of the lower sales relative to our fixed production costs and product mix in the modular play segment. During the second and third quarters of 2002, we sold a significant amount of product at very low margins as part of our more comprehensive inventory management strategy. We anticipate that these type of sales could continue throughout 2002 as we work to reduce our inventory balances. This decline in gross profit was partially offset by our overall lower level of costs resulting from the operational restructuring and workforce reductions we undertook in the fourth quarter of 2001 and second quarter of 2002.

     Selling, general and administrative expenses increased for the first nine months of 2002 to $14,196 (37.9% of sales) from $13,914 (29.7% of sales)
     for the same period in 2001. Sales and marketing expenses decreased $1,985 to $4,294 for the first nine months of 2002 compared to $6,279 for the first nine months of 2001. This decrease was due primarily to the lower sales and resulting lower sales commissions. General and administrative expenses increased $2,267 to $9,902 for the nine months ended September 30, 2002 compared to $7,635 for the nine months ended September 30, 2001. The increase in general and administrative expenses was the result of one-time costs of approximately $650 as we aggressively worked to settle disputes, as well as higher auditing, consulting and FAS 142 implementation costs, costs associated with the implementation of our new Oracle accounting system, and increased rent on our new facility,

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     partially offset by the employee reductions that we made in the fourth quarter of 2001 and second quarter of 2002.

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

     Amortization expense from intangible assets decreased for the first nine months of 2002 to $947 from $1,798 for the same period of 2001, primarily because we stopped amortizing goodwill and trademarks effective January 1, 2002 with the adoption of SFAS 142. See Note 7 to the condensed consolidated financial statements for further discussion.

     We  incurred  interest  expense  of $2,227  during  the nine  months  ended
     September  30,  2002  compared  to  $2,404  during  the nine  months  ended
     September 30, 2001. The decrease in interest expense is due to lower borrowings in the first nine months of 2002 compared to 2001.

     Our effective tax rate is a benefit of approximately 14.1% for the nine months ended September 30, 2002. The low effective tax rate benefit is due to the non-deductibility of a portion of the goodwill impairment charge associated with SCS Interactive and the establishment of a valuation allowance for deferred tax assets related to a portion of the remaining goodwill impairment charge. We do not believe that it is more likely than not that these assets will be realized.

     Income (loss) before cumulative effect of accounting change was a loss of $(4,302) for the nine months ended September 30, 2002 compared to income of $431 for the nine months ended September 30, 2001. The decrease is due primarily to the lower level of sales compared to 2001, severance and the higher level of selling, general and administrative expenses discussed above, partially offset by the employee reductions that we made in the fourth quarter of 2001.

     As discussed in Note 7 to the condensed consolidated financial statements, we recorded a transitional impairment charge of $21,839 (net of taxes of $2,894) during the second quarter of 2002 to reflect the implementation of SFAS 142. The impact of this charge is shown as the cumulative effect of an accounting change in the consolidated statement of operations.

     Net income (loss) per share (assuming dilution) for the nine months ended September 30, 2002 was $(3.83) per share (assuming dilution) compared to $0.06 per share (assuming dilution) for the nine months ended September 30, 2001.


     Liquidity and Capital Resources (dollars in thousands)

     We finance our business activities primarily from cash provided by operating activities and from borrowings on our credit facility. Cash provided by operating activities for the nine months ended September 30, 2002 and 2001 was $3,339 and $43, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is due primarily to changes in working capital items. Lower accounts receivable and inventory balances resulted in additional cash from operations in 2002 as we continued to focus on reducing these balances. In addition, our accounts payable and accrued liability balances increased in 2002 as we more closely managed our vendor relationships.

     At September 30, 2002 and December 31, 2001, working capital was $(20,858) and $14,957, and cash balances were $505 and $0, respectively. The decrease in working capital is due to the reclassification of the credit facility as short-term as required by EITF 86-30, under which reclassification is required if the potential exists for non-compliance in future quarters. The cash

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     balances are low due to our practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

     We have used our operating cash flow and our credit facility primarily for capital expenditures and working capital. Net cash used in investing activities was $520 and $826 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash used in investing activities was primarily due to a hightened focus on reducing capital expenditures in 2002, offset by capital expenditures associated with the move into our new headquarters and manufacturing facility in January 2002 and the implementation of our new Oracle accounting system.

     Net cash used in financing activities was $2,354 in 2002 compared to net cash provided by financing activities of $770 in 2001. The use of cash in 2002 is primarily due to payments on our revolving credit facility and term loan. We currently have a $12.5 million revolving credit facility and a $25.5 million term loan. This facility is secured by substantially all of our assets. The availability under the revolving credit facility is determined by a formula based on inventory and accounts receivable balances. At September 30, 2002, we had approximately $400 available under the revolving line of credit facility. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to leverage, interest coverage, fixed charges and capital expenditures. A commitment fee of .50% per annum is payable quarterly in arrears based on the average daily unused portion of the revolving line of credit.

     The term loan requires payments of $500 per quarter for 2002, $1 million per quarter from 2003 to September 26, 2004 when the remaining balance is due, and requires $2 million in additional principal payments on April 15, 2003 if we meet certain EBITDA targets for 2002. The interest rate on the revolving line of credit and the term loan is variable based upon the bank's prime rate. At September 30, 2002 and December 31, 2001, the rate was 7.25%.

     We have been in non-compliance with certain covenants under our credit facility at September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002. We have obtained waivers of non-compliance subsequent to each quarter end. These waivers through September 30, 2002 provided for, among other things, (i) the infusion by July 15, 2003 of $10 million of capital into the Company, which would be used to reduce the balance outstanding under our term loan, (ii) extension of the due date of our line of credit to July 15, 2003, (iii) payment of up to $2 million in additional principal payments on April 15, 2003 if we meet certain EBITDA targets for 2002, and
     (iv) reduction of the total line of credit commitment to $12.5 million to more accurately reflect our expected level of borrowings. In addition, the lenders excluded any goodwill impairments from the covenant calculations.

     At September 30, 2002, we were again in default of our covenants. On November 14, 2002, the bank agreed to waive the defaults.

     We have engaged in discussions with our lenders regarding a restructuring of our credit facility. These discussions have included the potential sale of certain assets of the Company to repay our debt. We are currently exploring such sales. We expect to continue to be in non-compliance under the credit facility at each quarter end until we are able to successfully restructure our credit facility. We have engaged an investment banker to assist us with raising the additional $10 million of capital, but do not believe it is feasible at the current time to complete such a transaction. If we are unable to successfully restructure our loan agreement, the lenders may take additional steps including forcing us to sell assets, limiting our borrowing capacity or foreclosure.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On August 8, 2002, we were notified by Nasdaq that for the last 30 consecutive trading days, the price of the our common stock has closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq National Market. We had 90 calendar days, or until November 6, 2002, to regain compliance. On September 26, 2002, we received another notification that we did not meet the Nasdaq minimum market value test. We applied to transfer to The Nasdaq SmallCap Market and our application has been approved. We will be listed on the SmallCap Market beginning November 15, 2002. This will give us an additional 180 grace period, until February 4, 2003, to satisfy the continued inclusion requirements for the SmallCap Market. We may also be eligible for an additional 180 calendar day grace period, or until August 4, 2003, provided that we meet the initial listing criteria for the SmallCap Market. Furthermore, we may be eligible to transfer back to The Nasdaq National Market if, by August 4, 2003, our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements for the National Market.

     If we are unable to maintain a Nasdaq listing, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our stock, and our ability to raise capital through the sale of common stock would be seriously impaired.



     Item 4. Controls and Procedures

     Based upon an evaluation within 90 days prior to the filing date of this report, our President and Chief Operating Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and sufficient to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to them. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

                                 PART II - OTHER
                                   INFORMATION


Item 1 - 3.  None

Item 4.      None

Item 5.      None

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 99.1     Certification of James A. Zazenski

             Exhibit 99.2     Certification of Jeffrey L. Vigil

       (b)   Reports on Form 8-K

             None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


KOALA CORPORATION

November 14, 2002           /s/James A. Zazenski
--------------------        --------------------------------------------
                            President and Chief Operating Officer
                            (Principal Executive Officer)


November 14, 2002           /s/Jeffrey L. Vigil
--------------------        --------------------------------------------
                            Vice President Finance and Administration
                            (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, James A. Zazenski, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Koala Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date:  November 14, 2002    /s/ James A. Zazenski
                                    ------------------------------------------
                                        James A. Zazenski
                                        President and Chief Operating Officer
                                        (Principal Executive Officer)

                                  CERTIFICATION

     I, Jeffrey L. Vigil, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Koala Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date:  November 14, 2002  /s/ Jeffrey L. Vigil
                                  ------------------------------------------
                                      Jeffrey L. Vigil
                                      Vice President Finance and Administration
                                      (Principal  Financial  and
                                      Accounting Officer)

                                  EXHIBIT 99.1


                        CERTIFICATION OF PERIODIC REPORT


                  I, James A. Zazenski, President and Chief Operating Officer (Principal Executive Officer) of Koala Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  November 14, 2002         /s/ James A. Zazenski
                                      ----------------------------------
                                      James A. Zazenski
                                      President and Chief Operating Officer
                                      (Principal Executive Officer)

                                  EXHIBIT 99.2


                        CERTIFICATION OF PERIODIC REPORT


                  I, Jeffrey L. Vigil, Vice President Finance and Administration (Principal Financial and Accounting Officer) of Koala Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  November 14, 2002         /s/ Jeffrey L. Vigil
                                  --------------------------
                                  Jeffrey L. Vigil
                                  Vice President Finance and Administration
                                  (Principal Financial and
                                  Accounting Officer)