Form 10-K
period 2002-12-31
KOALA CORP /CO/
filed 2003-04-15
CIK 913285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

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

                            7881 South Wheeling Court
                            Englewood, Colorado 80112
                            -------------------------
                    (Address of Principal Executive Offices)

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

     Indicate by checkmark whether the registrant is an accelerated filer:
                                ___ Yes   _X_ No

     As of June 28, 2002, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq Market was $5,878,489.

     As of March 26, 2003, there were outstanding 6,778,334 shares of the issuer's Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

     Our public filings are available at our web site at http://www.koalabear.com and may also be obtained through the Securities and Exchange Commission at its web site at http://www.sec.gov. No information or documents at our web site are incorporated herein.


History

     We were formed as a Colorado corporation in July 1993. Our predecessor was formed in 1987 to produce and market a newly designed baby changing station. This product established the foundation for our growth, and we believe that we are the market leader in baby changing station products in terms of units sold. During the 1990's, we developed from a single product company into a diversified designer, producer and marketer of family convenience products, children's activity products and children's modular play equipment. We introduced the Child Protection Seat in 1991 and the Infant Seat Kradle in 1993. In 1994, we acquired the rights to the Booster Buddy(R) booster seat. We began offering children's activity systems in 1996, following the acquisition of a producer of activity products. This acquisition initiated the development of the Koala Kare(TM) System, which allows businesses to create custom activity systems to suit individual space requirements and customer needs. We continued to expand our product offerings in 1997 with new products such as the Koala(TM) Highchair, and the acquisition of Delta Play, a custom manufacturer of creatively themed, modular indoor children's play systems. With the acquisition of Park Structures in 1998, we entered the outdoor children's modular play market. We completed several acquisitions of complementary businesses and products in 1999 and 2000. In 1999, we purchased the assets of Superior Foam & Polymers, Inc. and Smart Products, Inc. Superior Foam manufactures and markets children's foam activity products to amusement parks, water parks, shopping malls and retail stores. Smart Products manufactures and distributes child safety and parental convenience products to grocery stores, retailers and restaurants. In 2000, we acquired SCS Interactive, Inc. and Fibar, Inc. SCS designs, manufactures and markets children's interactive water play equipment for use in family entertainment centers, water parks and amusement parks. Fibar markets and distributes playground surfacing systems for use in outdoor playground and equestrian sites. As a result of our product diversification efforts, the Baby Changing Station, while continuing to be a growth opportunity for us, represented less than 20% of our sales in 2002.

     In April 2002, our Chief Executive Officer resigned and we began a comprehensive review of our operations and our strategic business plan. As a result of this review, in January 2003, we implemented the reorganization of the management of Delta Play Company, SCS Interactive and Superior Foam under the name of KoalaPlay Group. This reorganization was designed to improve operations, sales and marketing effectiveness.

     In the fourth quarter of 2002, we formalized a plan to dispose of Park Structures. We determined that the outdoor playground equipment product line no longer fit into our strategic plan and that the promotional and capital investment necessary to maximize the profitability of this product line was greater than our available resources. In January 2003, we sold Park Structures for approximately $4.3 million. Discussions and amounts herein for all years presented relate to continuing operations only, unless otherwise noted. See Note 14 to the consolidated financial statements for further discussion on discontinued operations. See also Management's Discussion and Analysis of Financial Condition and Results of Operations.


Industry Overview

     The Family Convenience and Children's Activity Market. We believe that parents are traveling, shopping and dining out with their children more often due to societal changes and demographic trends, including the strict time constraints of two-income and single parent households. A March 1998 national market research study conducted for us by the Howell Research Group reported that nearly seven out of ten parents (68%) interviewed shopped with their children either all the time (27%) or most of the time (41%). According to the study, the impact of child-friendly facilities is very positive. The majority of women and a large number of the men interviewed said they shopped more frequently and spent more time and money at child-friendly stores. We believe that businesses increasingly need to create an accommodating and positive environment for children in order to attract customers, increase sales and create customer loyalty. We have developed and acquired family convenience and children's activity products to help businesses meet these needs.

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

     The children's outdoor modular play market for products produced by Fibar and SCS includes municipalities and other governmental agencies, public parks, public and private water parks, public and private schools, day care centers, developers, apartment complexes, family entertainment centers and amusement parks.

Business Strategy

     Our primary business objectives are to improve our financial condition and to grow sales and earnings by continuing to be a leading provider of family-friendly products, systems and solutions. Our key strategic initiatives are summarized below.

     Operational Restructuring and Consolidation. During the second half of 2001, we initiated an operational restructuring of the Company with the intent of materially reducing operating costs and improving margins. The strategy included a consolidation of manufacturing and administrative functions into our Denver headquarters and manufacturing facility, implementation of a new Oracle accounting system and personnel reductions. During 2002, we completed the implementation of the Oracle accounting system, consolidated Fibar's administrative functions and consolidated most of our treasury functions to Denver. We also executed an aggressive cost reduction program in 2002 that included the reduction of our workforce by an additional 80 employees, or 30%.

     With the resignation of our Chief Executive Officer in April 2002, we conducted a comprehensive review of the original operational restructuring plan. As a result of this review, we concluded that the implementation of the manufacturing consolidation to the Denver facility at this time would cause severe disruptions to our operations and would require capital investment levels that we did not believe were prudent. Accordingly, we did not consolidate the manufacturing operations to the Denver facility. We will continue to evaluate manufacturing consolidation options in 2003.

     In the fourth quarter of 2002, we formalized a plan to dispose of Park Structures. We determined that the outdoor playground equipment product line no longer fit into our strategic plan and that the promotional and capital investment necessary to maximize profitability of this product line was greater than our available resources. In January 2003, we sold Park Structures for approximately $4.3 million, and will focus our resources on development of our remaining product lines and improving profitability in other operations.

     We are pursuing several initiatives intended to increase our liquidity, including accelerating the receipt of a $2.6 million tax refund generated from the 2002 net operating loss carry-back, facility rent reductions, aggressive cost cutting programs, aggressive inventory and accounts receivable management and possible asset sales. We also have engaged in discussions with our lenders and potential investors regarding a long-term restructuring of our credit facility and recapitalization of our balance sheet. We have engaged an investment banker to assist us in developing and executing a recapitalization plan. For additional discussion of our restructuring and recapitalization plans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     Capitalize on Brand Name Recognition. We believe that the Koala Bear Kare brand name has achieved significant recognition with businesses and their customers through the reputation of the Koala Bear Kare Baby Changing Station. We intend to continue to leverage this brand recognition through the marketing and licensing of our Koala Bear Kare brand and our other family convenience and children's activity products and children's modular play systems. As noted above, in 2003 we began marketing the product lines of Delta, SCS and Superior Foam under the name of KoalaPlay Group to capitalize on this brand name recognition.

      In addition, we have begun to pursue licensing the Koala brand to related products. As an example, in 2001 we entered into a product licensing agreement with Associated Hygienic Products to market a disposable diaper changing pad to be sold in the retail market. We continue to pursue and evaluate opportunities to license the Koala brand.

     Maximize Market Penetration. We intend to continue to increase market penetration through an integrated marketing effort that includes manufacturer's representative and dealer sales, direct sales, trade shows and trade magazine advertising. We are continuing our direct telesales programs, which include direct mail campaigns. We also intend to expand the cross selling of products to new and existing customers and to expand the categories of facilities that purchase our products. In 2003, we began marketing the product lines of Delta, SCS and Superior Foam under the name of KoalaPlay Group to maximize the synergies that these complementary product lines offer to our customers.

     Maintain Low Production Costs and High Quality. We practice a "buy or build" philosophy that seeks to maintain low production costs without compromising quality. As a result, we currently outsource a substantial portion of our manufacturing and assembly functions and handle certain design functions. We believe that our new office and manufacturing facility provides us with greater flexibility in vertically integrating operations by acquiring equipment and reengineering our manufacturing processes. We have also reorganized the management of the manufacturing operations of Delta, SCS and Superior Foam under KoalaPlay Group and believe that this will improve their manufacturing efficiency. As a result, our reliance on contract manufacturing may decrease and we expect that this would result in meaningful savings and improve overall quality.

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

     Expand International Marketing. We sell our products worldwide. Sales to customers outside of North America have increased from approximately $1.1 million in 1996 to approximately $5.9 million in 2002. We have a sales vice-president who is specifically focused on the international market. During 2002, we expanded international sales responsibilities to additional sales executives. In addition, we plan to increase our international sales through increased cross-selling of our products.

Products and Segments

      We market our products in two product segments: family convenience and children's activity products, and children's modular play equipment products. These products are sold to businesses and other customers located in all 50 states and in approximately 50 foreign countries. Additional information regarding the segments and their revenue is contained in Item 8.

     Family Convenience and Children's Activity Products. Our family convenience products include:

o        the Koala Bear Kare Baby Changing Station
o        the Koala Bear Kare Child Protection Seat
o        the Koala Bear Kare Infant Seat Kradle
o        the Booster Buddy Booster Seat, and
o        the Koala Bear Kare Highchair.

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

      Our children's activity products consist of the Koala Bear Kare Block and Maze Activity Table, Koala Bear Kare Wonder Wall and Koala Bear Kare Activity Center Carpet. These products, which include manipulative activities and colorful blocks, letters, numbers and designs, are designed for use in commercial waiting areas of businesses such as grocery stores, auto dealers, retail stores, physicians and other professional services providers. These products are solidly constructed to withstand heavy use and include hygienic maintenance features. We market these products individually or under the name Koala Kare Systems. The Koala Kare Systems allow businesses to create custom activity systems to suit individual space requirements and customer needs. These systems range from individual activity tables in doctors' offices to large children's activity or play areas in supermarkets comprising several thousand square feet where children are supervised in a controlled environment. Selected activity products with interactive video machines and other interactive products create a children's activity setting that allows parents to shop while their children are entertained in a safe, clean and child-friendly environment. The acquisition of Superior Foam added children's foam activity products to our product offerings. The foam activity products are manufactured using a proprietary process for applying specialized urethane coatings, which make the products durable and resistant to extreme weather conditions. The products are created in a variety of customized themes ranging from zoo animals to pirate ships and are typically sold to water parks, shopping malls and retail stores. For the years ended December 31, 2002, 2001 and 2000, our Family Convenience and Children's Activity Products accounted for 40%, 34% and 38%, respectively, of our consolidated revenues.

     Children's Modular Play Equipment. We currently market modular and custom themed children's indoor play equipment. We work with each customer to create custom designs that incorporate traditional modular components such as tunnels, walkways, ladders and ball pits with creative theming, such as a pirate's ship or jungle tree house. These products are designed for use in family entertainment centers, quick-service restaurants and shopping malls. The acquisition of Fibar in 2000 expanded our product offerings into children's outdoor playground surfacing. Fibar markets and distributes playground surfacing systems consisting primarily of engineered wood fibers that provide a safe and accessible playground surface at a lower relative cost. SCS manufactures interactive water play equipment such as water cannons and other interactive elements presented in attractive themes and combined with slides, fountains and waterfalls used in water parks. SCS also created a dry variation of its interactive designs marketed as the "foam factory" to family entertainment centers. For the years ended December 31, 2002, 2001 and 2000, our Modular Play Equipment accounted for 60%, 66% and 62%, respectively, of our consolidated revenues.


Marketing and Sales

     Family Convenience and Children's Activity Products. Our marketing strategy for family convenience and children's activity products consists of extending the Koala Bear Kare brand name, introducing new concepts and creating new groups of customers for our products around our "family friendly" theme. We use a combination of dealer sales and direct sales to market these products.

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

     Our direct sales program targets national accounts that prefer to buy directly from manufacturers and other end users that do not qualify as national accounts or are not served by dealers. Superior Foam's unique product offerings are sold by our direct sales staff. In 1999, we broadened our direct sales capabilities with the expansion into business-to-business telesales. The expansion included capital investment in telecommunications and data equipment designed for managing our telesales and direct mail programs.

     Dealer sales have accounted for a majority of our foreign sales. Factory sales managers who are experienced in international sales currently serve international dealers. We intend to continue to expand international marketing activities by adding dealers and by locating Koala employees in selected markets around the world to supervise international sales activity. In addition, we plan to increase international sales of convenience and children's activity products through increased cross selling of these products.

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

     Children's Modular Play Equipment. We market and sell custom indoor modular play equipment through trade show attendance, trade journal advertising and regular contact by our salespeople with designers of projects in various markets. Delta sells indoor modular play equipment nationwide and internationally through an in-house sales staff. Delta's marketing programs include attendance at national and regional industry trade shows, a focused media advertising campaign and publication of a product catalog. Fibar markets playground surfacing products through a network of approximately 42 dealers, most of whom also sell modular playground equipment. SCS's interactive play equipment is marketed and sold through trade show attendance, trade journal advertising and by direct sales staff and designers. In 2003, we consolidated the sales management of Delta, SCS and Superior Foam under KoalaPlay Group. We have hired a seasoned custom equipment sales executive to manage this new division. We plan to increase our international sales through the marketing of the modular play equipment of Delta and SCS.


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

      As described above, we believe that our new office and manufacturing facility provides us with opportunities to vertically integrate operations by acquiring equipment and bringing the manufacturing in-house as we deem appropriate.

     Family Convenience and Children's Activity Products. We develop the concepts for our family convenience and children's activity products in response to the needs of our customers. We outsource the tooling design. In the manufacturing process, components are molded to our specifications using various plastic molding processes and delivered to us for assembly and shipment to customers. We use a number of manufacturers for our products. We believe that adequate alternative sources of raw materials and supplies are available for these products if necessary.

     Our foam products are manufactured using a proprietary manufacturing process at our plant located near Austin, Texas. Unique designs are sculpted out of foam and are coated with a proprietary coating and application technique resulting in a highly customized and colorful product. The manufacturing process requires minimum training of our personnel and utilizes readily obtainable materials.

     Children's Modular Play Equipment. Our engineers design children's indoor modular play systems using computer design technologies applied to modular components. We own all of the significant molds and tooling required for the manufacture of specialized components used in the play equipment. Components for these systems are manufactured to our specifications and purchased from outside vendors. We fabricate certain metal and fiberglass components at our plant located near Vancouver, British Columbia, Canada. These components are then assembled by us at the plant and shipped to customers. We believe there are adequate alternative sources of raw materials and supplies for the manufacture of the indoor modular play equipment components.

     SCS designs its modular water play products using computer design technologies for the modular components. We subcontract the manufacture of plastic molding and certain other raw material components with third parties. We own all of the significant molds and tooling for these functions. We fabricate the structural steel components for water park equipment at our facility located near Portland, Oregon and we use a sub-contractor to manufacture the structural steel components for non-water park equipment. We manufacture the interactive equipment parts at our facility located in Denver, Colorado. We believe there are adequate alternative sources of supply for the manufacture of the modular water play equipment components.


     As noted above, in January 2003 we reorganized the manufacturing operations of Delta, SCS and Superior Foam under KoalaPlay Group. We have hired a seasoned custom equipment manufacturing executive to manage this new division and anticipate improved operational efficiencies as a result of this change.

     Fibar uses a nationwide network of suppliers that manufacture the engineered wood fibers to our specifications and deliver the product directly to the customer's site for installation. As a result, we maintain very low inventory levels, primarily drainage components included in certain surfacing systems. We control the quality of the product delivered to the customer by obtaining samples of delivered product and testing compliance with rigid specifications. We believe there are adequate alternative sources of supply for the manufacture of the engineered wood fibers.


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

     Children's Modular Play Equipment. Our primary competitors in children's indoor modular play equipment are Little Tikes Commercial Play Systems, Inc., a unit of Newell, Inc., Miracle Recreation Equipment Company, Prime Play and International Play Company. We compete in the children's indoor modular play market on the basis of quality, safety, service and our ability to provide a custom themed unit designed to meet the unique needs of the customer. Competition in playground surfacing is from companies with higher priced products, primarily rubber tiles and poured in place rubber surfaces. Competition in interactive water park equipment is from White Water Industries, NBGS International and from alternative entertainment offerings. SCS competes primarily on the basis of quality and design. Fibar competes primarily on price.


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

     We own utility and design patents for many of our products. These patents deter competitors from duplicating the design elements of our products but, with the exception of SCS, we do not believe that such patents provide significant barriers to entry. We believe that SCS has created a patent portfolio that creates a barrier to duplicating the primary operating mechanisms of our water play equipment.



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


Employees

      We had approximately 250 full-time employees as of December 31, 2002, with approximately 204 in the United States and 46 in Canada. This compares to approximately 271 full-time employees as of December 31, 2001. At March 15, 2003, we had approximately 178 employees. The reduction in employees compared to December 31, 2002 primarily relates to Park Structures, which was sold in January 2003. Our United States employees are not covered by any collective bargaining agreements. The International Wood and Allied Workers of Canada represents our Canadian employees. A collective bargaining agreement is currently in place with the International Wood and Allied Workers and is effective until 2004. We believe that relations with our employees are good.


Foreign Operations

          We acquired the assets of Delta, a Canadian based provider of modular play equipment, in June 1997. We created a foreign subsidiary to own and operate this business. During 2002, Delta's sales, marketing, administrative, manufacturing and distribution functions were decentralized, with the president of Delta reporting to one of our executive officers. In January 2003, we reorganized the management of Delta under KoalaPlay Group. Strategic planning, market development and resource allocation are now the responsibility of the president and general manager of KoalaPlay Group in conjunction with our President and Chief Operating Officer. We believe that there is no greater risk attendant to the business conducted by Delta than to that of our domestic operations.

RISK FACTORS

     In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business.

Our accountants have expressed doubt about our ability to continue as a going concern.

     We received a report on our consolidated financial statements for the year ended December 31, 2002 from our independent accountants that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern because we have suffered significant losses from operations in 2002 and 2001, have a significant working capital deficit as of December 31, 2002 and are not in compliance with certain debt covenants under our credit facility at December 31, 2002. We can provide no assurance that the actions we plan to take to address these conditions will be successful.

Recently enacted laws concerning public company reporting could affect our operations.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new laws and regulations could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

We may not return to profitability.

     We have incurred significant and continuing losses in recent years. For the year ended December 31, 2002 we incurred a loss of $33.5 million. For the year ended December 31, 2001, we incurred a loss of $2.0 million. We may not be successful in improving sales and gross margins, containing costs and implementing our operational restructuring such that we return to profitable operations.

We have significant outstanding indebtedness that requires large debt service payments and limits our ability to receive additional financing.

       In order to finance our acquisition strategy and working capital requirements, we incurred significant indebtedness. As of December 31, 2002, we had approximately $33.3 million of indebtedness outstanding under our line of credit and term loan. We are currently required to pay approximately $180,000 in interest per month to service such indebtedness. Our debt service payment will increase if the prime rate increases. In connection with the line of credit and term loan, we granted to our lenders a security interest in substantially all of our assets. In addition, to the extent that our assets continue to secure debt, such assets will not be available to secure additional indebtedness.

     We were in default of certain covenants under that indebtedness at December 31, 2002. On April 7, 2003, our lenders agreed to waive the non-compliance and further amend the credit facility. The waiver and amendment provided for, among other things, (i) deferral of all scheduled principal payments on the term loan in 2003, (ii) term principal payments in 2004 of $500,000 on March 15, $1.0 million on March 31, $1.0 million on June 30 and the remaining balance of $23.0 million on September 26, 2004 when the term facility terminates, (iii) renewal of the revolving line of credit to March 15, 2004, (iv) reduction of the total line of credit commitment to $6.5 million to more accurately reflect our expected level of borrowings after the sale of Park Structures, (v) waiver of a requirement for the infusion of $10.0 million of additional capital, and (vi) reset of the financial covenants based on our 2003 business plan.

     We have engaged in discussions with our lenders and potential investors regarding a long-term restructuring of our credit facility and recapitalization of our balance sheet. These discussions have included the potential sale of certain of our assets to repay our debt. We have engaged an investment banker to assist us in developing and executing the recapitalization plan.

     If we are unable to successfully restructure our loan agreement or recapitalize the balance sheet, the lenders may take additional steps including forcing us to sell assets, further limiting our borrowing capacity or declaring us in default and foreclosing on the loan. If our lenders take such steps, it could dramatically affect the carrying value of our assets, our ability to maintain relationships with our vendors and customers, and our ability to obtain new business or carry on our business.

Any new financing we obtain may significantly dilute our existing common shareholders.

     As discussed above, we are currently evaluating the feasibility of obtaining new financing to reduce our term loan and recapitalize our balance sheet. It is likely that any financing that we obtain will be senior in liquidation preference to our common stock, will dilute the existing common shareholders, and will have a significant impact on the earnings per share available to our common shareholders. This could cause the price of our common stock to fluctuate significantly.

Our recent losses and resulting reduced cash flows could impair our ability to grow.

     We incurred losses and reduced cash flows in 2002 and 2001 compared to our historical operating results. This could impair our ability to obtain credit from our suppliers, obtain additional credit from other outside sources and fund our internal growth. This could also impact our ability to obtain orders and deposits from our customers and could limit our ability to make the necessary capital investment in our business to return our business to profitability.

If we do not successfully implement our restructuring, our operating results could be impacted.

     In late 2001 and during 2002, we implemented an operational restructuring plan designed to reduce costs and improve our margins. We are continuing to evaluate operating expenses in light of continuing weakness in our core markets, and additional restructuring could be required as a result. If we are not successful in implementing such a restructuring, our operating results could be significantly impacted.

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

If we fail to successfully expand our company-wide enterprise resource planning software system our business may suffer.

     Our success depends, in part, on the accuracy and proper utilization of enterprise resource planning software. We implemented our new Oracle management information system for the Koala, Fibar and corporate divisions in 2002. During 2003, we intend to expand the new integrated platform to Delta Play, SCS and Superior Foam. If this expansion is not completed in a timely manner or is not sufficient to sustain our operations at the divisions, our purchasing and sales operations and our financial reporting could be disrupted, which could seriously harm our operating results. In order to ensure the sufficiency of our system expansion, we may need to invest in software enhancements and expanded capabilities, as well as in additional computer hardware, which we may not be able to undertake in our current financial condition.

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

We face intense competition.

     The markets for our products are highly competitive and include numerous domestic and foreign competitors, including well-known manufacturers of consumer and commercial child play equipment, furniture and other juvenile products that are substantially larger and have greater financial, marketing and other resources than we have. There can be no assurance that there will not be new entrants into our markets or that we will be able to compete successfully in the future. See "Business--Competition."

If we lose our key personnel or cannot recruit additional personnel, our business may suffer.

     Our future success will depend to a great extent upon the continued service of certain senior management personnel and our continuing ability to attract, assimilate and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel or that we can attract, assimilate and retain such employees in the future. Although we have non-disclosure and non-compete agreements with many of our employees, including our executive officers, we do not have employment agreements with any of our executive officers. We do not maintain key-person life insurance policies on any employees, including James A. Zazenski, our President and Chief Operating Officer. The loss of the services of Mr. Zazenski or other key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon our business, financial condition and results of operations.

If our outside manufacturers fail to supply us in a timely and cost-effective manner, our business may suffer.

     A large number of the components for our products are manufactured to our specifications by outside suppliers. Our ability to assemble and distribute our products depends upon our ability to obtain an adequate uninterrupted supply of component parts. Although we own the significant tooling and molds used in manufacturing our products, we do not have any long-term agreements or contracts with suppliers, most of which are the single source of supply. While we believe that there are adequate alternative sources of such component parts, there can be no assurance that any interruption in the supply of such component parts to us or a change to a new supplier would not have a material adverse effect on our business, financial condition or results of operations. Moreover, if our tooling or molds are damaged, we could suffer additional delays and costs until such tooling or molds are repaired or replaced. Although we have business interruption insurance to protect us against such interruptions, such insurance may not prevent such interruptions from having a material adverse effect upon our business, financial condition and results of operations. See "Business--Design and Manufacturing."

We face risks associated with international operations.

     As part of our growth strategy, we are seeking opportunities to further expand our products and systems distribution into international markets. Sales to customers outside of North America accounted for approximately 20% of sales in 2002. In addition, we operate a manufacturing and assembly facility in Vancouver, British Columbia, Canada. Our international operations are subject to a wide range of general business risks, including:

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

      We own many trademarks, including the Koala Bear Kare logo, that identify us and our products and believe that such trademarks provide a significant competitive advantage. Although we intend to vigorously defend our trademarks, there is no guarantee that such trademarks can be successfully defended against infringement. Further, although we have design patents that cover the design and appearance of certain of our existing products, such patents may not provide meaningful protection against entry by competitors into our markets. We are also continuing to pursue additional patents and trademarks to protect our new product developments, but cannot guarantee that these patents and trademarks will be awarded or can be successfully defended. See "Business--Patents and Trademarks."

Our stock price has been and is likely to continue to be volatile, which may result in losses to our shareholders.

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

     o    violations of our debt covenants;

     o    changes in operating and stock price performance of our competitors;

     o    additions or departures of key personnel; and

     o future sales of equity or assets, including sales required by our lenders.


     Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

We are in non-compliance with the listing requirements of the Nasdaq SmallCap Market.

         To be eligible for continued listing of our common stock on the Nasdaq SmallCap Market, we must meet certain criteria, including (i) maintaining a minimum bid price of $1.00 per share of common stock, (ii) maintaining a market value of publicly held shares of at least $1.0 million, and (iii) maintaining a market capitalization of $35 million, stockholder's equity of $2.5 million or annual net income of $500,000.

         The price of our common stock has been below $1.00 per share since August 2002. If our price is not at or above $1.00 for ten (10) consecutive business days by August 4, 2003, Nasdaq could initiate delisting procedures based on our failure to meet the minimum bid price, even if we are in compliance with the other listing requirements referred to above. We can offer no assurance that the stock price will appreciate sufficiently, or will remain at an appreciated level for a sufficient period of time, to avoid delisting as described above.

         Termination of our listing on the Nasdaq SmallCap Market may result in trading in our stock being moved to the non-Nasdaq over-the-counter market in what are commonly referred to as the OTC Bulletin Board or the "pink sheets." As a result, investors may find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock, and our ability to raise capital through the sale of equity securities could be impaired.

We may seek to deregister our common stock from reporting under the Securities Exchange Act of 1934.

          For several reasons, including but not limited to the nature and extent of the trading of our common stock and the significant management time and costs, such as legal, accounting and insurance costs, associated with the preparation and filing of our periodic reports with the Securities and Exchange Commission, we may seek to deregister our common stock from reporting under the Securities Exchange Act of 1934. If we take this action, our obligation to file periodic reports, including quarterly and annual reports, will be suspended and there would be no public information regarding the company after the deregistration. In addition, our common stock will no longer be quoted on the Nasdaq SmallCap Market or, if applicable, the OTC Bulletin Board. Our common stock might be traded on the "pink sheets," but we can give no assurance that this will occur. As a result, investors would likely find it more difficult to dispose of or obtain accurate quotations for our common stock, and our ability to sell equity securities and to raise capital, could be impaired.

Other risk factors.

           There are numerous other factors, many of which are outside of our control, which could adversely impact our results of operations and financial condition. Such factors include: adverse weather conditions, natural disasters, acts of international or domestic terrorism and international, political and military developments which may, among other things, impair distribution of our products and reduce customer spending on our products; labor disputes, which could increase costs and disrupt production of our products; changing public and consumer tastes, which could result in lower spending on our products; and legal and regulatory developments that could impact how we operate with respect to environmental activities, safety, protection of intellectual property, importing or exporting of products and other areas.


ITEM 2.    DESCRIPTION OF PROPERTIES

       In January 2002, we moved into a new 115,000 square foot office and manufacturing facility in Denver, Colorado. This facility serves as the Company headquarters as well as a manufacturing and assembly facility for interactive play equipment and children's convenience and activity products. In April 2002, we renegotiated the lease to relinquish approximately 60,000 square feet of the facility in order to reduce expenses and match capacity with our current needs. The lease on this facility expires in 2012. We lease a 67,000 square foot plant near Vancouver, British Columbia, where we manufacture and assemble indoor modular play equipment. This lease expires in 2008. We lease an approximately 11,000 square foot facility near Austin, Texas where we manufacture foam activity products on a month-to-month lease. Our interactive water park equipment is manufactured at a leased 40,000 square foot facility west of Portland, Oregon. This lease expires in 2010. Fibar's sales, marketing and administrative operations are conducted at a leased 3,000 square foot office facility located in Armonk, New York. This lease expires in 2004. The facility for Park Structures is leased through 2007. As a part of the sale of Park Structures, we subleased this property to the buyer. The sublease expires in December 2005. We believe that our facilities are adequate for our current needs.


ITEM 3.    LEGAL PROCEEDINGS

     We have been a party to litigation in the ordinary course of our businesses. We do not believe that any current litigation will have a material adverse effect upon our business, financial condition or results of operations.




ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters that were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the Nasdaq SmallCap Market under the symbol KARE. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two fiscal years as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.



                                                                SALES PRICE
                                                                LOW   HIGH
                                                                ---   ----
                          YEAR ENDED DECEMBER 31, 2001

        First quarter..........................................$3.03 $12.00

        Second quarter......................................... $3.00 $4.25

        Third quarter.......................................... $0.96 $5.40

        Fourth quarter......................................... $0.60 $1.36


                          YEAR ENDED DECEMBER 31, 2002

        First quarter.......................................... $0.92 $3.80

        Second quarter......................................... $0.80 $2.90

        Third quarter.......................................... $0.22 $0.95

        Fourth quarter......................................... $0.17 $0.49


         As of March 26, 2003, there were approximately 114 shareholders of record.

     We have never paid cash dividends on our common stock. Our credit agreement contains a restrictive covenant that prohibits the payment of dividends without the lenders' consent. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Issuances of Unregistered Shares

     In 2000, we issued 425,761 shares of our common stock to the shareholders of SCS as partial consideration for our purchase of all the shares of SCS. We relied on Section 4(2) of the Securities Act of 1933 in issuing such shares. The stock issued in this transaction was valued at approximately $5.1 million.

     In 2000, we issued 49,445 shares of our common stock to the shareholders of Fibar as partial consideration for our purchase of the assets of Fibar. We relied on Section 4(2) of the Securities Act of 1933 in issuing such shares. The stock issued in this transaction was valued at approximately $650,000.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                           Year Ended December 31,
                                                                    (In thousands, except per share data)
INCOME STATEMENT DATA:                                       2002        2001        2000        1999       1998
                                                           --------    --------    --------    --------   --------
Sales                                                      $ 36,454    $ 43,407    $ 46,567    $ 23,787   $ 18,950
Cost of sales                                                22,362      25,559      24,425      10,497      8,764
                                                           --------    --------    --------    --------   --------
Gross profit                                                 14,092      17,848      22,142      13,290     10,186
Selling, general and administrative expense                  16,993      16,024      12,944       7,056      5,436
Amortization of intangibles                                   1,054       1,881       1,570         466        284
                                                           --------    --------    --------    --------   --------
Income (loss) from operations                                (3,955)        (57)      7,628       5,768      4,466
Interest expense                                              2,919       3,147       2,919         902       --
Other (income) expense                                         (476)          7        (363)         12        (79)
                                                           --------    --------    --------    --------   --------
Income (loss) from continuing operations before income
   taxes and cumulative effect of change in accounting
   principle                                                 (6,398)     (3,211)      5,072       4,854      4,545
Income tax (benefit) expense                                 (1,132)       (817)      1,821       1,651      1,591
                                                           --------    --------    --------    --------   --------
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle       (5,266)     (2,394)      3,251       3,203      2,954
Income (loss) on discontinued operations, net of tax         (6,444)        404         781       1,888        146
Cumulative effect of change in accounting principle, net
of tax                                                      (21,839)       --          --          --         --
                                                           --------    --------    --------    --------   --------
Net income (loss)                                          ($33,549)   ($ 1,990)   $  4,032    $  5,091   $  3,100
                                                           ========    ========    ========    ========   ========

Net income (loss) per share - basic:
 Income (loss) from continuing operations                  ($  0.77)   ($  0.35)   $   0.48    $   0.51   $   0.58
 Income (loss) from discontinued operations                   (0.95)       0.06        0.12        0.30       0.03
                                                           --------    --------    --------    --------   --------
                                                              (1.72)      (0.29)       0.60        0.81       0.61
 Cumulative effect of change in accounting principle,
   net of tax                                                 (3.20)       --          --          --         --
                                                           --------    --------    --------    --------   --------
 Net income (loss)                                         ($  4.92)   ($  0.29)   $   0.60    $   0.81   $   0.61
                                                           ========    ========    ========    ========   ========

Net income (loss) per share - diluted:
 Income (loss) from continuing operations                  ($  0.77)   $  (0.35)   $   0.47    $   0.49   $   0.57
 Income (loss) from discontinued operations                   (0.95)       0.06        0.11        0.29       0.03
                                                           --------    --------    --------    --------   --------
                                                              (1.72)      (0.29)       0.58        0.78       0.60
 Cumulative effect of change in accounting principle,
net of tax                                                    (3.20)       --          --          --         --
                                                           --------    --------    --------    --------   --------
 Net income (loss)                                         ($  4.92)   ($  0.29)   $   0.58    $   0.78   $   0.60
                                                           ========    ========    ========    ========   ========

Weighted average common shares outstanding:
   Basic                                                      6,817       6,872       6,770       6,257      5,072
   Diluted                                                    6,817       6,872       7,001       6,516      5,198

BALANCE SHEET DATA:
Working capital (deficit)                                  ($26,488)   $  9,413    $ 12,409    $  7,935   $  4,745
Total assets                                                 47,076      83,045      91,429      48,558     41,605
Total liabilities                                            42,460      45,463      51,690      18,231     20,109
Shareholders' equity                                          4,616      37,582      39,739      30,327     21,496


Notes:

We have completed a number of acquisitions during the above periods as described below. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impact of these acquisitions.

    (A)   SCS Interactive and Fibar were acquired during 2000.
    (B)   Superior Foam and Smart Products were acquired during 1999.
    (C)   Park Structures was acquired during 1998.

    (D) Shipping and handling costs have been reclassified out of sales and into cost of sales for all prior periods in order to be consistent with the 2002 presentation.
    (E) Park Structures was sold in January 2003. Therefore, all operating results of Park Structures have been excluded from continuing operations, and are presented as income (loss) from discontinued operations.

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


Overview

     We are a leading designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. Our sales are derived from two business segments, family convenience and children's activity products and children's modular play equipment. Our family convenience and activity products include baby changing stations and high chairs, activity tables, carpets and foam play products. Children's modular play equipment includes indoor and outdoor playground equipment and interactive play equipment used in water parks, family entertainment centers and amusement parks. We intend to capitalize on brand name recognition established through our market-leading Koala Bear Kare Baby Changing Station. Our sales have grown from $3.8 million in 1993 to $36.5 million in 2002, with sales growth generated by both the acquisition of six businesses and the internal growth achieved by these businesses during this period.

     Prior to 1996, our sales were derived primarily from the sale of family convenience products, which include Baby Changing Stations, disposable sanitary liners for the Baby Changing Stations, Child Protection Seats, Infant Seat Kradles and Booster Buddy Seats. One of our strategies has been to reduce our dependence on Baby Changing Stations through the acquisition and development of complementary products. In furtherance of this strategy, we acquired the following businesses:

     o Activities Unlimited, a manufacturer of commercial-use children's activities products in March 1996;
     o Delta Play, a provider of custom children's indoor modular play equipment in June 1997;
     o Park Structures, a producer of children's outdoor modular play equipment in December 1998 (sold in 2003, see below);
     o Superior Foam, a manufacturer of children's foam activity products in March 1999;
     o Smart Products, a provider of children's safety and parental convenience products in September 1999;
     o SCS Interactive, a manufacturer of children's interactive water play equipment in March 2000; and
     o Fibar, a marketer and distributor of playground surfacing systems in August 2000.

     As a result of these acquisitions and introduction of new products, Baby Changing Stations represented less than 20% of our sales in 2002.

     In December 2002, we formalized a plan to dispose of Park Structures. We determined that the outdoor playground equipment product line no longer fit into our strategic plan and that the promotional and capital investment necessary to maximize profitability of this product line was greater than our available resources. In January 2003, we sold Park Structures for approximately $4.3 million, subject to adjustment based on the final closing balance sheet. For financial reporting purposes, we have treated Park Structures as a discontinued operation. Accordingly, the operating results of Park Structures have been reported separately as discontinued operations in the consolidated statements of operations and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." All discussions and amounts herein for all years presented relate to continuing operations only unless otherwise noted. As such, some discussions related to prior years have been modified to reflect information on continuing operations only.

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

     Our gross profit margins are affected by product mix, with the Baby Changing Station and other family convenience products and the children's activity products typically providing higher gross profit margins than the children's modular play equipment. The children's modular play equipment, however, has higher average selling prices and contributes to our sales growth. In addition, sales made through dealers provide lower gross profit margins than direct sales due to the expense associated with the manufacturer's sales representatives and dealers. To the extent we acquire additional companies or product lines, our gross profit margins may be lower than those currently achieved from sales of our current product lines due to a number of factors that may include products with higher average selling prices but lower gross margin percentages. Although our acquisitions have decreased the overall gross profit margin percentages, we believe that the addition of new products and product lines provides opportunities for revenue diversification and increased long-term profitability, while also reducing our reliance on the Baby Changing Station.

Components of Sales and Expense

     We recognize sales for the majority of our operations at either the time our products are shipped, or when installation is complete in cases where we perform the installation services. At SCS (included in the modular play segment), we use the percentage of completion method of accounting because the build-to-install timeline of their jobs is of longer duration. Revenues from shipping and handling are included in sales. Cost of sales consists of components manufactured for us and direct labor and overhead incurred by us. With the exception of the foam activity products and baby changing stations, all major components for the family convenience products and children's activity products currently are manufactured and assembled by outside vendors. We fabricate and assemble most of our modular play products. Cost of sales also includes shipping and handling costs.

     Selling, general and administrative expense consists primarily of commissions paid to manufacturer's sales representatives and other selling expenses, executive, sales, engineering and design, and office salaries, related payroll taxes, advertising expenses and depreciation on office equipment and computer hardware and software.

     We provide limited warranties for our products. We have experienced minimal returns and warranty claims, and therefore no accrual has been made for future claims except for SCS, where a reserve of .75% of SCS's 2002 annual sales has been recorded.

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

     We currently evaluate long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In assessing the recoverability of long-lived assets, including goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors, including the discount rate used, to calculate the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

     Revenue at our SCS division is recognized on the percentage of completion basis. Under this method, we make estimates with respect to the percentage of completion of individual jobs and recognize revenue accordingly. Any losses estimated on a contract would be recognized immediately.

     We make judgments about the amount of warranty claims based on our knowledge of historical warranty claims. We do not maintain a warranty reserve at any of our divisions other than SCS.

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



New Accounting Standards

         In December 2002, the Financial Accounting Standards Board ( "FASB ") issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for our year ended December 31, 2002 and for interim periods beginning January 1, 2003. We will continue to apply the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in fourth quarter 2002. We will adopt the initial recognition and measurement provisions of FIN 45 prospectively in first quarter 2003 and do not believe such provisions will have a significant impact on our consolidated results of operations or financial position.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this standard to have a material effect on our consolidated results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 61, Amendment of FASB No. 13, and Technical Corrections." This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt became effective for the Company on January 1, 2003. The provisions of this statement related to lease modifications are effective for transactions occurring after May 15, 2002. We do not expect the adoption of this standard to have a material effect on our consolidated results of operations or financial position.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects Of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS 144 as of January 1, 2002. See Note 14 to the consolidated financial statements for a discussion of the impact of SFAS 144 in connection with the sale of Park Structures.

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS 143 in 2003. We do not believe the adoption of SFAS 143 will have a material impact on our consolidated financial statements.

         In June 2001, the FASB issued SFAS 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. The FASB also adopted SFAS 142, Goodwill and Other Intangible Assets, as discussed in Note 1 to the consolidated financial statements.

Results of Operations

     The following table sets forth certain income statement data stated as a percentage of sales:

                                                  Years Ended December 31,
                                                  ------------------------
                                                  2002      2001      2000
                                                  ----      ----      ----

Sales ......................................     100.0%    100.0%    100.0%

Cost of sales ..............................      61.3      58.9      52.5
                                                 -----     -----     -----

Gross profit ...............................      38.7      41.1      47.5

Selling, general and administrative expenses      46.6      36.9      27.8

Amortization of intangibles ................       2.9       4.3       3.4
                                                 -----     -----     -----

Income (loss) from operations ..............     (10.8)     (0.1)     16.3

Interest expense ...........................       8.0       7.3       6.3

Other (income) expense .....................      (1.3)      0.0      (0.8)
                                                 -----     -----     -----

Income (loss) from continuing operations ...     (17.5)     (7.4)     10.8

Income tax (benefit) expense ...............      (3.1)     (1.9)      3.9
                                                 -----     -----     -----

Net income (loss) from continuing operations     (14.4)%    (5.5)%     6.9%
                                                 =====     =====     =====


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Sales decreased 16.1%, or $7.0 million, to $36.4 million for the year ended December 31, 2002 compared to $43.4 million for the year ended December 31, 2001.

     In the family convenience and children's activity segment, sales declined from $14.9 million in 2001 to $14.6 million in 2002. We believe the factors that contributed to this decline included a slowing economy and tightened capital budgets for our customers and increased sales to distributors and national accounts at lower prices.

In the modular play equipment segment, sales decreased from $28.5 million in 2001 to $21.8 million in 2002. The decrease was due to continued uncertainty about the economy exhibited by many customers that has resulted in an unwillingness to commit to major projects. In addition, a change in sales representatives at certain of our modular play divisions has negatively impacted our sales. Finally, growth in the outdoor playground market slowed as municipalities directed funds to alternative recreational facilities, such as skate parks, and directed more funds toward homeland security investments following the events of September 11, 2001.

Gross profit decreased 21.2%, or $3.7 million, to $14.1 million (38.7% of sales) for the year ended December 31, 2002 compared to $17.8 million (41.1% of sales) for the year ended December 31, 2001. The decrease in gross profit as a percentage of sales was primarily because of the impact of the lower sales relative to our fixed production costs and product mix in the modular play segment. During the second and third quarters of 2002, we sold a significant amount of product at very low margins as part of our more comprehensive inventory management strategy. This decline in gross profit was partially offset by our overall lower level of costs resulting from the operational restructuring and workforce reductions we undertook in the fourth quarter of 2001 and the second and fourth quarters of 2002.

     Selling, general and administrative expense increased 6.0%, or $1.0 million to $17.0 million for the year ended December 31, 2002 compared to $16.0 million for the year ended December 31, 2001. Selling, general and administrative expense as a percentage of sales increased to 46.6% of sales in 2002 compared to 36.9% in 2001 primarily due to lower sales in 2002 as compared to 2001. Sales and marketing expense decreased 37.5%, or $2.7 million to $4.5 million for the year ended December 31, 2002 compared to $7.2 million for the year ended December 31, 2001. This decrease was due primarily to the lower sales and resulting lower sales commissions. General and administrative expense increased 42.0%, or $3.7 million, to $12.5 million for the year ended December 31,

2002 compared to $8.8 million for the year ended December 31, 2001. The increase in general and administrative expenses was primarily the result of one-time costs of approximately $650,000 as we aggressively worked to settle pending or potential litigation, as well as higher auditing, consulting and FAS 142 implementation costs, costs associated with the implementation of our new Oracle accounting system, severance costs for our former Chief Executive Officer as discussed below and increased rent on our new facility, partially offset by the employee reductions that we made in the fourth quarter of 2001 and the second and fourth quarters of 2002.

     On April 30, 2002, Mark Betker, our Chief Executive Officer, resigned from the Company and entered into a Release Agreement that contains the terms of Mr. Betker's discontinuation of service. The Release Agreement replaced a Separation Agreement, executed on August 29, 2001, between Mr. Betker and the Company. We recorded a pre-tax expense of $873,000 to recognize this transaction during the second quarter of 2002, of which $620,000 represents a non-cash charge related to the forgiveness of a promissory note from Mr. Betker.

     Amortization expense from intangible assets decreased from $1.9 million in 2001 to $1.1 million in 2002. This decrease is primarily because we stopped amortizing goodwill and trademarks effective January 1, 2002 with the adoption of SFAS 142. See Note 1 to the consolidated financial statements for further discussion.

     We incurred interest expense of $2.9 million during the year ended December 31, 2002 compared to $3.1 million during the year ended December 31, 2001. The decrease in interest expense is due to lower borrowings in 2002 compared to 2001.

     Our effective tax rate related to continuing operations was (17.7)% and (25.4)% for the years ended December 31, 2002 and 2001, respectively. In 2002, the low effective tax rate benefit is due to the non-deductibility of a portion of the goodwill impairment charge associated with SCS and the establishment of a valuation allowance for deferred tax assets related to a portion of the remaining goodwill impairment charge.

     The loss from discontinued operations of $6.4 million in 2002 consists of a loss before income taxes of $7.4 million net of $1.0 million of income tax benefit. In December 2002, we formalized a plan to dispose of Park Structures. As such, the operating results of the discontinued product line have been reported separately as discontinued operations for all periods presented. The loss before income taxes of $7.4 million in 2002 includes impairment losses of $5.6 million and operating costs incurred prior to the decision to dispose of Park Structures.

     Income (loss) before the cumulative effect of an accounting change was a loss of $11.7 million in 2002 compared to a loss of $2.0 million for 2001. The decrease is due primarily to the Park Structures loss from discontinued operations, the lower level of sales compared to 2001, severance and the higher level of selling, general and administrative expenses discussed above, partially offset by the employee reductions that we made in the fourth quarter of 2001 and the second and fourth quarters of 2002.

     As discussed in Note 1 to the consolidated financial statements, we recorded a transitional impairment charge of $21.8 million (net of taxes of $2.9 million) during the second quarter of 2002 to reflect the implementation of SFAS
142. The impact of this charge is shown as the cumulative effect of an accounting change in the consolidated statement of operations.

     As a result of the factors discussed above, we incurred a net loss of $33.5 million for the year ended December 31, 2002 compared to a net loss of $2.0 million for the year ended December 31, 2001.

     During the second half of 2001, we initiated an operational restructuring with the intent of materially reducing operating costs and improving margins. The strategy included a consolidation of manufacturing and administrative functions into our new Denver headquarters and manufacturing facility and personnel reductions. During 2001, we reduced our workforce by approximately 124 employees, or 31%.

     With the resignation of our Chief Executive Officer in April 2002, we began a comprehensive review of the original operational restructuring plan and manufacturing consolidation. As a result of this review, we concluded that the implementation of this plan would cause severe disruptions to our operations and would require capital investment levels that we did not believe were prudent. Because of our concerns about the impact of these disruptions on our cash flow and liquidity, we did not consolidate the manufacturing operations to the Denver facility. However, we did implement an aggressive cost reduction program in 2002 that included the reduction of our workforce by an additional 21 employees, or 8%, in the second and fourth quarters of 2002. The costs associated with the reduction of our workforce in 2002 are included in selling, general and administrative expenses and were not significant.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Sales decreased 6.9%, or $3.2 million, to $43.4 million for the year ended December 31, 2001 compared to $46.6 million for the year ended December 31, 2000.

     In the family convenience and children's activity segment, sales declined from $17.7 million in 2000 to $14.9 million in 2001. We believe the factors that contributed to this decline included a slowing economy and tightened capital budgets for our customers, a cutback in purchases by our customers as a result of the events of September 11, 2001 and a falloff in sales of baby changing stations and other activity products that we believe is related to reductions in our direct mail program in the fourth quarter of 2001 due to the anthrax scare. We resumed direct mailings in January 2002.

     In the modular play equipment segment, sales decreased from $28.9 million in 2000 to $28.5 million in 2001. Sales for the fourth quarter of 2001 were $6.8 million compared to $7.6 million in 2000. The decrease for the year is primarily due to a slowing economy, the impacts of the September 11, 2001 events on the fourth quarter and a significant reduction in the higher end themed sales by SCS, partially offset by the inclusion of Fibar results for a full year in 2001 as compared to only four months in 2000. We believe results were negatively impacted due to poor weather and reduced attendance at water parks in 2000, which caused this segment of the market to significantly reduce their capital spending for 2001.

     Gross profit decreased 19.4%, or $4.2 million, to $17.9 million for the year ended December 31, 2001 compared to $22.1 million for the year ended December 31, 2000. The decrease was due to the decrease in sales and a change in the sales mix. In 2001 as compared to 2000, a higher proportion of the sales came from the modular play segment, which has lower margins than the convenience segment. As a percentage of sales, gross profit decreased to 41.1% of sales in 2001 compared to 47.5% of sales in 2000 primarily because of the impact of the lower sales relative to our fixed production costs. Offsetting this were the impacts of the personnel reductions from the operational restructuring described below.

     Selling, general and administrative expense increased 23.1%, or $3.0 million, to $16.0 million for the year ended December 31, 2001 compared to $13.0 million for the year ended December 31, 2000. The majority of the increase was due to the inclusion of SCS and Fibar for a full year in 2001 versus ten months and four months, respectively, in 2000. Selling, general and administrative expense as a percentage of sales increased to 36.9% of sales in 2001 compared to 27.8% in 2000 primarily due to the lower sales. Sales and marketing expense increased 26.3%, or $1.5 million to $7.2 million for the year ended December 31, 2001 compared to $5.7 million for the year ended December 31, 2000. These cost increases were primarily due to the inclusion of a full year of the sales and marketing costs of the newly acquired SCS and Fibar businesses noted above. General and administrative expense increased 20.6%, or $1.5 million, to $8.8 million for the year ended December 31, 2001 compared to $7.3 million for the year ended December 31, 2000. Once again, the increase was primarily the result of the inclusion of a full year of the newly acquired businesses in 2001.

     Amortization expense from intangible assets increased from $1.6 million in 2000 to $1.9 million in 2001. This increase is primarily due to a full year of amortization of goodwill and other identifiable intangible assets acquired in the acquisitions of SCS and Fibar in 2000.

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

     Our effective tax rate related to continuing operations was (25.4)% and 35.9% for the years ended December 31, 2001 and 2000, respectively. In 2001, we had a tax benefit due to our operating losses. The decline in our effective tax rate for 2001 is due primarily to the relationship of our non-deductible goodwill to our taxable loss. Because the loss for 2001 is less than our pre-tax income in 2000, the effect of the fixed amount of non-deductible goodwill is relatively larger on the effective tax rate.

     The income from discontinued operations of $404,600 in 2001 consists of Park Structures income before income taxes of $542,600 net of $138,000 of income tax expense. Income from discontinued operations of $781,700 in 2000 consists of Park Structures income before income taxes of $1,219,500 net of $437,800 of income tax expense.

     As a result of the factors discussed above, we incurred a net loss of $2.0 million for the year ended December 31, 2001 compared to net income of $4.0 million for the year ended December 31, 2000.

     During the second half of 2001, we initiated an operational restructuring with the intent of materially reducing operating costs and improving margins. The strategy included a consolidation of manufacturing and administrative functions into our new Denver headquarters and manufacturing facility, personnel reductions and elimination of certain low margin service offerings and selected price increases. During 2001, we reduced our workforce by approximately 124 employees, or 31%. The costs associated with the reduction of our workforce in 2001 are included in selling, general and administrative expenses and were not significant.


Seasonality and Quarterly Financial Information (unaudited):

     Our business is seasonal due primarily to the slowdown of new construction and inability to install outdoor modular play equipment and surfacing during the winter months in many parts of the country and the general slowdown of purchasing by retailers during their busy holiday season. As a result, we typically have lower sales and gross profit in the fourth quarter.

     The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2002 and 2001. The information has been derived from unaudited statements of operations data that we believe are stated on a basis consistent with the audited financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information in accordance with accounting principles generally accepted in the United States. Our results of operations for any quarter are not necessarily indicative of the results to be expected in any future period.

     Shipping and handling costs in the first three quarters of 2001 have been reclassified from revenues to cost of sales to be consistent with the current year-end presentation. These reclassifications had no impact on net income or cash flows.

                                                     ----------------------------------------------------
                                                                        Quarter Ended
                                                     (unaudited and in thousands, except per share data)
                                                     ----------------------------------------------------
                          2002                         Mar. 31      June 30       Sept. 30       Dec. 31
                          ----                         -------      -------       --------       -------
     Sales                                              $9,629       $8,823         $9,570        $8,432
     Gross profit                                        4,697        2,790          3,475         3,130
     Loss from continuing operations                      (71)      (3,214)          (976)       (1,005)
     Income (loss) before change in accounting
     principle                                               7      (3,063)        (1,246)       (7,408)
     Net income (loss)                                       7     (24,902)        (1,246)       (7,408)
     Basic and diluted earnings (loss) per share:
     Loss from continuing operations                    (0.01)       (0.47)         (0.14)        (0.15)
     Loss before change in accounting principle           0.00       (0.45)         (0.18)        (1.09)
     Net loss                                             0.00       (3.64)         (0.18)        (1.09)

                                                     ----------------------------------------------------
                                                                        Quarter Ended
                                                     (unaudited and in thousands, except per share data)
                                                     ----------------------------------------------------
                          2001                         Mar. 31      June 30       Sept. 30       Dec. 31
                          ----                         -------      -------       --------       -------
     Sales                                             $10,868      $10,261        $12,453        $9,825
     Gross profit                                        5,053        4,092          5,331         3,372
     Income (loss) from continuing operations               51        (844)            107       (1,708)
     Net income (loss)                                     475         (57)             14       (2,422)
     Basic and diluted earnings (loss) per share:
     Income (loss) from continuing operations              .01       (0.12)           0.02        (0.25)
     Net income (loss)                                     .07        (.01)            .00         (.35)


Liquidity and Capital Resources

     We have financed our operations primarily from cash provided by operating activities and from cash advanced under our revolving bank line of credit. In addition, we have financed various acquisitions using cash advanced under the line of credit.

     Cash provided by (used in) operating activities for continuing operations for 2002, 2001 and 2000 was $3.3 million, $1.3 million and $(1.3) million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2002 compared to the year ended December 31, 2001 resulted primarily from changes in working capital items as a result of our focus on improving collections, reducing inventories and more closely managing vendor relationships. The cash used in operating activities for the year ended December 31, 2000 resulted primarily from funding higher levels of receivables and inventories required to support our growth and overpayment of estimated tax installments.

     Working capital as of December 31, 2002 and December 31, 2001 was ($26.5) million and $9.4 million, respectively, and cash balances were $.3 million and $0 for 2002 and 2001. The substantial decrease in working capital is due to the reclassification of the credit facility as short-term as required by EITF 86-30, which requires reclassification is required if the potential exists for non-compliance in future quarters. The cash balances are low due to our practice of applying all excess cash against the line of credit to minimize interest expense payable on line of credit balances.

     We have used our operating cash flow and borrowings under our line of credit primarily for the expansion of sales and marketing activities, the acquisition and development of new products and product lines, capital expenditures and working capital. Net cash used in investing activities for continuing operations was $.5 million for the year ended December 31, 2002, $1.5 million for the year ended December 31, 2001 and $23.4 million for the year ended December 31, 2000. The decrease in cash used in investing activities was primarily due to a heightened focus on reducing capital expenditures in 2002, offset by capital expenditures associated with the move into our new headquarters and manufacturing facility in January 2002 and the implementation of our new Oracle accounting system. In 2001, we made payments of $.5 million for holdbacks and earn-outs on prior acquisitions. In 2000, we used $22.3 million to purchase SCS and Fibar.

     Net cash provided by (used in) financing activities for continuing operations was ($3.4) million, ($1.4) million and $24.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The use of funds in 2002 and 2001 primarily represents the net payments on our line of credit and term loan. The source of funds in 2000 represents the purchase price in 2000 for SCS and Fibar with the revolving credit facility from the bank.

     We currently have a $6.5 million revolving credit facility and a $25.5 million term loan. This facility is secured by substantially all of our assets. The availability under the revolving credit facility is determined by a formula based on inventory and accounts receivable balances. At December 31, 2002, we had approximately $.1 million available under the revolving line of credit facility. On January 6, 2003 we received a $4.0 million cash payment for the sale of Park Structures that was applied entirely to the revolving line of credit. After that pay down and the recalculation of the borrowing base without Park Structures' accounts receivable and inventory, we had approximately $1.1 million available under the revolving credit facility. There are no compensating balance requirements and the credit facility requires compliance with financial loan covenants related to minimum quarterly EBITDA, leverage, interest coverage and capital expenditures. A commitment fee of .50% per annum is payable quarterly in arrears based on the average daily-unused portion of the revolving line of credit. The interest rate on the revolving line of credit and the term loan is variable based upon the bank's prime rate. The rate was 7.0% and 7.5% at December 31, 2002 and 2001, respectively.

     We have been in non-compliance with certain covenants under our credit facility at September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. We have obtained waivers of non-compliance subsequent to each quarter end. These waivers through September 30, 2002 provided for, among other things, (i) the infusion by July 15, 2003 of $10 million of capital into the Company, which would be used to reduce the balance outstanding under our term loan, (ii) extension of the due date of our line of credit to July 15, 2003, (iii) payment of up to $2 million in additional principal payments on April 15, 2003 if we met certain EBITDA targets for 2002, and (iv) reduction of the total line of credit commitment to $12.5 million to more accurately reflect our expected level of borrowings. In addition, the lenders excluded any goodwill impairments from the covenant calculations.

     At December 31, 2002, we were again in non-compliance with our covenants. On April 7, 2003, the banks agreed to waive the non-compliance and further amend the credit facility. The waiver and amendment provided for, among other things,
(i) deferral of all scheduled principal payments on the term loan in 2003, (ii) term loan principal payments in 2004 of $500,000 on March 15, $1 million on March 31, $1 million on June 30 and the remaining balance of $23 million on September 26, 2004 when the term facility terminates, (iii) renewal of the revolving line of credit to March 15, 2004, (iv) reduction of the total line of credit commitment to $6.5 million to more accurately reflect our expected level of borrowings after the sale of Park Structures, (v) waiver of the requirement for the infusion of $10 million of additional capital, and (vi) reset of the financial covenants based on our 2003 business plan.

     As noted above, our revolving line of credit and term loan will require significant cash payments in the future. We have various other contractual obligations, primarily lease agreements, that also require significant future cash payments. The table below summarizes these future obligations.

Contractual
Obligations                    Total      Less than 1    1-3 years   4-5 years     After 5 years
                               -----      -----------    ---------   ---------     -------------
                                             year
                                             ----
Revolving line of credit   $ 7,820,000   $         0   $ 7,820,000   $         0   $         0
Term loan                   25,500,000             0    25,500,000             0             0
Capital leases                 277,226       135,643       121,978        19,605             0
Acquisition payments           269,792       269,792             0             0             0
Operating leases (1)         5,924,785     1,086,557     1,774,894     1,202,950     1,860,384
                           -----------   -----------   -----------   -----------   -----------
Total                      $39,791,803   $ 1,491,992   $35,216,872   $ 1,222,555   $ 1,860,384
                           ===========   ===========   ===========   ===========   ===========

(1) Gives effect to lease amendment for our Denver headquarters facility completed in April 2002, which reduces total lease obligations by $3.3 million.

     We sold Park Structures in January 2003. We applied all of the $4 million in proceeds to the repayment of bank debt. We are pursuing several initiatives intended to increase our liquidity, including accelerating the receipt of a $2.6 million tax refund generated from the 2002 net operating loss carry-back, facility rent reductions, aggressive cost cutting programs, aggressive inventory and accounts receivable management and possible asset sales. For example, the renegotiated lease for our Denver headquarters facility that we completed in April 2003 will reduce our lease expenses by approximately $350,000 over the next 12 months. We believe that the debt repayment deferral for 2003 and the successful execution of our cost and liquidity initiatives will provide sufficient cash flows to maintain our operations through at least December 31, 2003. If it appears that we will not meet our liquidity and financial covenant targets, we will consider taking additional cost reduction steps, including employee reductions and further spending cuts.

     We have engaged in discussions with our lenders and potential investors regarding a long-term restructuring of our credit facility and recapitalization of our balance sheet. These discussions have included the potential sale of certain assets of the Company to repay our debt. We also may issue equity or debt securities in connection with a recapitalization. Any such transaction may significantly dilute existing common shareholders. We have engaged an investment banker to assist us in developing and executing the recapitalization plan. If we are unable to successfully restructure our loan agreement or recapitalize the balance sheet, the lenders may take additional steps including forcing us to sell assets, further limiting our borrowing capacity or foreclosure.

     Our backlog of orders is comprised primarily of orders from our customers in the modular play equipment segment. The amount of backlog at any given point in time will vary due to customers' seasonal buying patterns and our production capacity. The backlog of orders was $5.0 million at December 31, 2002 and approximately $4.0 million at December 31, 2001.

     We were not materially affected by changing raw materials prices in 2002 except for polyethylene prices, which increased materially due to the increase in costs for all petroleum-based products experienced in the United States during the year, and steel prices, which increased materially due to the tariff on foreign steel imports enacted in 2002.

     On August 8, 2002, we were notified by Nasdaq that for the last 30 consecutive trading days, the price of the our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq National Market. We had 90 calendar days, or until November 6, 2002, to regain compliance. On September 26, 2002, we received another notification that we did not meet the Nasdaq minimum market value test. We applied to transfer to The Nasdaq SmallCap Market and our application was approved. We were listed on the SmallCap Market beginning on November 15, 2002. This gave us until February 4, 2003 to satisfy the continued inclusion requirements for the SmallCap Market. On February 5, 2003, we were notified by Nasdaq that we were eligible to remain on the Nasdaq SmallCap Market for an additional 180 calendar day grace period, or until August 4, 2003, because we met the initial listing criteria for the SmallCap Market. If our price is not at or above $1.00 for ten (10) consecutive business days by August 4, 2003, Nasdaq could initiate delisting procedures based on our failure to meet the minimum bid price. If we are unable to maintain a Nasdaq listing, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and our ability to raise capital through the sale of equity securities could be impaired.

     For several reasons, including but not limited to the nature and extent of the trading of our common stock and the significant management time and costs, such as legal, accounting and insurance costs, associated with the preparation and filing of our periodic reports with the Securities and Exchange Commission, we may seek to deregister our common stock from reporting under the Securities Exchange Act of 1934. If we take this action, our obligation to file periodic reports, including quarterly and annual reports, will be suspended and there would be no public information regarding the company after the deregistration. In addition, our common stock will no longer be quoted on the Nasdaq SmallCap Market or, if applicable, the OTC Bulletin Board. Our common stock might be traded on the "pink sheets," but we can give no assurance that this will occur. As a result, investors would likely find it more difficult to dispose of or obtain accurate quotations for our common stock, and our ability to sell equity securities and to raise capital, could be impaired.

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

     Delta Play is located in Canada near Vancouver, British Columbia. Delta Play's sales to customers outside Canada and a certain amount of our raw material purchases are transacted in United States dollars. Sales to customers within Canada, labor costs and certain raw material purchases are transacted in Canadian dollars. The fluctuation in the exchange rate between United States dollars and Canadian dollars during 2002 and 2001 did not materially affect our business during 2002 or 2001 and we do not believe, based on historical trends, that future exchange rate fluctuations will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable
                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Item 10 is incorporated herein by reference to our proxy statement for our 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

       The information required by Item 11 is incorporated herein by reference to our proxy statement for our 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 is incorporated herein by reference to our proxy statement for our 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 is incorporated herein by reference to our proxy statement for our 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     Based upon an evaluation within 90 days prior to the filing of this report, our President and Chief Operating Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and sufficient to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to them. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

         The Financial Statement Index is on Page F-1.

Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                   Year Ended December 31,
Deducted from asset accounts:                  2002         2001          2000
                                               ----         ----          ----
Allowance for doubtful accounts
   Balance at beginning of period           $ 228,923    $ 299,546    $ 131,030
   Charged to expense                         571,743      151,397      211,360
   Forgiveness of loan from officer           652,837
   Amount from acquisition                       --           --         85,000
   Deducted for loan from officer            (652,837)        --           --
   Deducted                                  (403,831)    (222,020)    (127,844)
                                            ---------    ---------    ---------
   Balance at end of period                 $ 396,835    $ 228,923    $ 299,546
                                            =========    =========    =========


Exhibits and Reports on Form 8-K


 Exhibit
   No.                            Description
   ---                            -----------

   3.1    Articles of Incorporation of Koala Corporation (3)
   3.2    Bylaws of Koala Corporation (3)
   4.1    Specimen Common Stock Certificate (1)
   4.2 Rights Agreement dated November 7, 2000 by and between Koala Corporation and Computershare Trust Company (7)
  10.1    Incentive Stock Option Plan dated August 19, 1993 (1)+
  10.2    Koala Corporation 1995 Stock Option Plan, as amended (3)+
  10.3    Credit Agreement with U.S. Bank National Association (4)
  10.4 Agreement for Sale and Purchase of Assets dated June 23, 1997 between Delta Play, Ltd., et al and Koala Corporation (2)
  10.5 Registration Rights Agreement dated June 23, 1997 between Delta Play, Ltd., and Koala Corporation (2)
  10.6 Indenture dated March 31, 1998 among Vanac Development Corp., Delta Play Company and Koala Corporation
  10.7 Stock and Asset Purchase Agreement dated March 1, 2000 by and among Koala Coporation, the shareholders of SCS Interactive, Inc. and Rick Briggs (6)
  10.8 Form of Revolving Credit Agreement, dated November 17, 2000, between Koala Corporation and U.S. Bank National Association (8)
  10.9 Agreement for Sale and Purchase of Assets dated March 26, 1999, by and among Superior Foam & Polymers, Inc., James T. New, Jr., Kevin C. Brown and Koala Corporation (5)
  10.10 Lease Agreement Dated March 16, 2000 between Dove Valley Business Center, LLP and Koala Corporation (9)
  10.11 Amended and Restated Revolving Credit Agreement among Koala Corporation, U.S. Bank National Association, as agent for the lenders, and Other Lenders Party Hereto, dated September 26, 2001. (10)
  10.12 Amendment No. 1 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement (11)
  10.13 Waiver and Amendment No. 2 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement (12)
  10.14 Waiver and Amendment No. 3 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement (13)
  10.15 Waiver and Amendment No. 4 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement (13)
  10.16 Asset Purchase Agreement by and among PS Commercial Play LLC, Playcore Wisconsin, PS Florida and Koala Corporation dated as of January 6, 2003 (14)
  10.17 Amendment No. 5 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement*
  10.18 Amendment No. 6 to the Amended and Restated Revolving Credit, Term Loan and Security Agreement*
   21.1   Subsidiaries*
   23.1   Consent of Independent Auditors*
   99.1   Certification of James A. Zazenski*
   99.2   Certification of Jeffrey L. Vigil*

   (1) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 33-68482C.
   (2) Incorporated by reference to exhibits included in the Company's Form 8-K filed on July 8, 1997.
   (3) Incorporated by reference to the exhibits included in the Company's Registration Statement on Form SB-2, Registration No. 333-61551.
   (4) Incorporated by reference to the exhibits included in the Company's Form 10-QSB for the quarter ended June 30, 1997
   (5) Incorporated by reference to the exhibits included in the Company's Form 8-K filed on April 2, 1999
   (6) Incorporated by reference to the exhibits included in the Company's Form 8-K filed on March 15, 2000
   (7) Incorporated by reference to the exhibits included in the Company's Form 8-A filed on November 8, 2000
   (8) Incorporated by reference to the exhibits included in the Company's Form 8-K filed on November 21, 2000
   (9) Incorporated by reference to the exhibits included in the Company's Form 10-K for the fiscal year ended December 31, 2000
  (10) Incorporated by reference to the exhibits included in the Company's Form 8-K filed on October 4, 2001
  (11) Incorporated by reference to the exhibits included in the Company's Form 10-Q for the quarter ended September 30, 2001
  (12) Incorporated by reference to the exhibits included in the Company's Form 10-K for the fiscal year ended December 31, 2001
  (13) Incorporated by reference to the exhibits included in the Company's Form 10-Q for the quarter ended June 30, 2002

  (14) Incorporated by reference to the exhibits included in the Company's Form 8-K filed on January 8, 2003

   *   Filed herewith.
   + Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement

a.       Reports on Form 8-K
         o On December 4, 2002, the Company filed a report on Form 8-K regarding the resignation of Michael C. Franson as a director of the Company.

                                   SIGNATURES

In accordance with Section 13 of the Securities and Exchange Act of 1934, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KOALA CORPORATION

Date:    April 15, 2003         By:   /s/ James A. Zazenski
                                     ----------------------
                                    James A. Zazenski, President and
                                    Chief Operating Officer

Date:    April 15, 2003         By:   /s/ Jeffrey L. Vigil
                                     ---------------------
                                        Jeffrey L. Vigil
                                    Vice President of Finance and Administration
                                    (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                     Title                        Date
       ---------                     -----                        ----

/s/ John T. Pfannenstein       Director and Chairman          April 15, 2003
--------------------------
John T. Pfannenstein


/s/ Nancy Pierce               Director                       April 15, 2003
--------------------------
Nancy Pierce


/s/ Randy Stein                Director                       April 15, 2003
--------------------------
Randy Stein


/s/ Richard Akright            Director                       April 15, 2003
--------------------------
Richard Akright

KOALA CORPORATION

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
I, James A. Zazenski, certify that:

     1.   I have reviewed this annual report on Form 10-K of Koala Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

                                  /s/ James A. Zazenski
                                  --------------------------
                                      James A. Zazenski
                                      President and Chief
                                      Operating Officer
                                     (Principal Executive Officer)

KOALA CORPORATION

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
I, Jeffrey L. Vigil, certify that:

     1.   I have reviewed this annual report on Form 10-K of Koala Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

                              /s/ Jeffrey L. Vigil
                              --------------------------
                                  Jeffrey L. Vigil
                                  Vice President Finance and Administration
                                 (Principal Financial and Accounting Officer)

                                KOALA CORPORATION
                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
           DECEMBER 31, 2002 AND 2001 AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2002

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

        Consolidated Statements of Shareholders' Equity               F-5

        Consolidated Statements of Cash Flows                         F-6

        Notes to Consolidated Financial Statements                    F-7

SHAREHOLDERS AND
BOARD OF DIRECTORS
KOALA CORPORATION


                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of KOALA CORPORATION (a Colorado corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KOALA CORPORATION at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that KOALA CORPORATION will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with its banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.



/s/ ERNST & YOUNG LLP

Denver, Colorado
April 7, 2003

KOALA CORPORATION
---------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                                December 31,
                                                                            2002           2001
                                                                       ------------    ------------
                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                            $    318,986    $       --
  Accounts receivable, trade (less allowance for doubtful accounts
     of $396,835 in 2002 and $228,923 in 2001)                            3,713,722       5,421,970
  Unbilled receivables                                                    1,363,684       1,298,404
  Tax refund and other receivables                                        3,344,346       2,831,491
  Inventories                                                             4,781,804       6,205,280
  Prepaid expenses and other                                                746,350       1,088,460
                                                                       ------------    ------------
     Total current assets                                                14,268,892      16,845,605
Property and equipment (net of accumulated depreciation
   of $3,062,392 in 2002 and $2,261,767 in 2001)                          2,956,907       3,175,489
Identifiable intangible assets (net of accumulated amortization
  of $4,422,409 in 2002 and $3,365,357  in 2001)                         20,137,158      21,108,616
Goodwill (net of accumulated amortization
  of $335,580 in 2002 and $1,328,437  in 2001)                            3,761,567      20,404,036
Other                                                                       103,097          29,396
Assets of discontinued operations                                         5,848,854      21,481,658
                                                                       ------------    ------------
                                                                       $ 47,076,475    $ 83,044,800
                                                                       ============    ============

                    LIABILITIES & SHAREHOLDERS' EQUITY
                    ----------------------------------
Current Liabilities:
  Accounts payable                                                     $  2,464,674    $  2,219,515
  Accrued expenses and other                                              4,702,450       2,511,537
  Acquisition liability                                                     269,792         702,130
  Current portion of credit facility                                     33,320,000       2,000,000
                                                                       ------------    ------------
     Total current liabilities                                           40,756,916       7,433,182
                                                                       ------------    ------------

Long Term Liabilities:
  Deferred income taxes and other                                           141,544       2,130,086
  Credit facility                                                              --        34,600,000
                                                                       ------------    ------------
     Total long term liabilities                                            141,544      36,730,086
                                                                       ------------    ------------

Liabilities of discontinued operations                                    1,561,968       1,299,488
                                                                       ------------    ------------
     Total liabilities                                                   42,460,428      45,462,756
                                                                       ------------    ------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     no shares issued and outstanding                                          --              --
  Common stock, $.10 par value, 10,000,000 shares authorized; issued
     and outstanding 6,778,334 in 2002 and 6,872,334 in 2001                677,833         687,233
  Notes receivable from officer                                                --          (715,195)
  Additional paid-in capital                                             20,147,314      20,256,774
  Accumulated other comprehensive loss                                     (207,913)       (194,351)
  Retained earnings (deficit)                                           (16,001,187)     17,547,583
                                                                       ------------    ------------
      Total shareholders' equity                                          4,616,047      37,582,044
                                                                       ------------    ------------
                                                                       $ 47,076,475    $ 83,044,800
                                                                       ============    ============


                 See notes to consolidated financial statements

KOALA CORPORATION
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended December 31,
                                                                   2002            2001            2000
                                                               ------------    ------------    ------------
Sales                                                          $ 36,454,255    $ 43,406,770    $ 46,566,956
Cost of sales                                                    22,362,406      25,558,573      24,425,272
                                                               ------------    ------------    ------------
Gross profit                                                     14,091,849      17,848,197      22,141,684

Selling, general and administrative expenses                     16,993,338      16,024,347      12,943,959
Amortization of intangibles                                       1,053,641       1,880,885       1,570,297
                                                               ------------    ------------    ------------
Income (loss) from operations                                    (3,955,130)        (57,035)      7,627,428

Other (income) expense:
  Interest expense                                                2,919,226       3,147,327       2,919,465
  Interest income                                                   (11,495)        (18,808)        (10,138)
  Other                                                            (464,635)         25,906        (353,205)
                                                               ------------    ------------    ------------
Income (loss) from continuing operations before income taxes
    and cumulative effect of change in accounting principle      (6,398,226)     (3,211,460)      5,071,306
Income tax (benefit) expense                                     (1,131,902)       (816,791)      1,820,598
                                                               ------------    ------------    ------------
Income (loss) from continuing operations before
    cumulative effect of change in accounting principle          (5,266,324)     (2,394,669)      3,250,708
Discontinued operations:
    Income (loss) from operation of discontinued operations      (7,400,629)        542,598       1,219,495
    Income tax expense (benefit)                                   (956,901)        138,002         437,799
                                                               ------------    ------------    ------------
Income (loss) from discontinued operations                       (6,443,728)        404,596         781,696
                                                               ------------    ------------    ------------

Income (loss) before cumulative effect of change in
    accounting principle                                        (11,710,052)     (1,990,073)      4,032,404
Cumulative effect of change in accounting principle,
    net of tax of $2,893,692                                    (21,838,718)           --              --
                                                               ------------    ------------    ------------
Net income (loss)                                              $(33,548,770)   $ (1,990,073)   $  4,032,404
                                                               ============    ============    ============
Net income (loss) per share - basic:
    Income (loss) from continuing operations before
    cumulative effect of change in accounting principle        $      (0.77)   $      (0.35)   $       0.48
    Income (loss) from discontinued operations                        (0.95)           0.06            0.12
                                                               ------------    ------------    ------------

    Income (loss) before cumulative effect of change in
    accounting principle                                              (1.72)          (0.29)           0.60
    Cumulative effect of change in accounting principle               (3.20)           --              --
                                                               ------------    ------------    ------------
    Net income (loss)                                          $      (4.92)   $      (0.29)   $       0.60
                                                               ============    ============    ============
Net income (loss) per share - diluted:
    Income (loss) from continuing operations before
    cumulative effect of change in accounting principle        $      (0.77)   $      (0.35)   $       0.46
    Income (loss) from discontinued operations                        (0.95)           0.06            0.11
                                                               ------------    ------------    ------------
    Income (loss) before cumulative effect of change in
    accounting principle                                              (1.72)          (0.29)           0.58
    Cumulative effect of change in accounting principle               (3.20)           --              --
                                                               ------------    ------------    ------------
    Net income (loss)                                          $      (4.92)   $      (0.29)   $       0.58
                                                               ============    ============    ============

Weighted average shares outstanding - basic                       6,817,222       6,872,334       6,769,508
                                                               ============    ============    ============
Weighted average shares outstanding - diluted                     6,817,222       6,872,334       7,000,986
                                                               ============    ============    ============


        See notes to consolidated financial statements
                             F-4

KOALA CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                           Accumulated
                                                              Note         Additional         Other
                                    Common Stock           Receivable       Paid-In       Comprehensive       Retained
                                 Shares        Amount        Officer        Capital            Loss           Earnings        Total
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 1999       6,397,128    $ 639,713       $(383,505)   $14,596,294      $(31,038)   $15,505,252    $30,326,716

Net income                                                                                                4,032,404      4,032,404
Foreign currency translation
    adjustment                                                                               (16,196)                      (16,196)
                                                                                                                      -------------
Comprehensive income                                                                                                     4,016,208
Issuance of common stock for
    acquisitions                   475,206       47,520                      5,660,480                                   5,708,000
Note receivable from officer,
    including accrued interest                                 (311,666)                                                  (311,666)
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000       6,872,334      687,233        (695,171)    20,256,774       (47,234)    19,537,656     39,739,258

Net loss                                                                                                 (1,990,073)    (1,990,073)
Foreign currency translation
    adjustment                                                                              (147,117)                     (147,117)
                                                                                                                      -------------
Comprehensive loss                                                                                                      (2,137,190)
Note receivable from officer,
    including accrued interest                                  (20,024)                                                   (20,024)
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001       6,872,334      687,233        (715,195)    20,256,774      (194,351)    17,547,583     37,582,044

Net loss                                                                                                (33,548,770)   (33,548,770)
Foreign currency translation
    adjustment                                                                               (13,562)                      (13,562)
                                                                                                                      -------------
Comprehensive loss                                                                                                     (33,562,332)
Forgiveness of note receivable
     from officer                                               715,195                                                    715,195
Return of common stock
     from officer                  (80,000)      (8,000)                       (87,200)                                    (95,200)
Purchase of common stock           (14,000)      (1,400)                       (22,260)                                    (23,660)

                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 2002       6,778,334    $ 677,833       $     --      $20,147,314     $(207,913)  $(16,001,187)    $4,616,047
                               ====================================================================================================

                 See notes to consolidated financial statements

KOALA CORPORATION
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years ended December 31,
                                                                    2002            2001           2000
                                                               -------------   ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                            ($33,548,770)   ($ 1,990,073)   $  4,032,404
  Loss (Income) from discontinued operations                      6,443,728        (404,596)       (781,696)
                                                               ------------    ------------    ------------
                                                               ($27,105,042)   ($ 2,394,669)   $  3,250,708
  Adjustments to reconcile net income (loss)  to
    net cash provided by (used in) operating activities:
      Depreciation                                                  779,209         722,783         626,079
      Amortization                                                1,053,642       1,880,885       1,568,599
      Forgiveness of note receivable from officer                   619,995            --              --
      Goodwill impairment                                        24,732,410            --              --
      Deferred income tax expense                                (1,788,368)        348,834         345,028
      Accrued interest on notes receivable from officer                --           (20,024)        (68,666)
      Other                                                          17,299            --              --

      Changes  in operating assets and liabilities:
         Accounts receivable, trade                               1,717,012       1,900,552       3,265,664
         Unbilled receivables                                       (65,280)      2,150,468      (3,448,872)
         Tax refund receivable and other receivables                612,575      (1,352,058)     (2,559,988)
         Inventories                                              1,431,105         582,766      (2,704,316)
         Prepaid expenses and other                                  47,856         206,627          35,465
         Accounts payable                                           243,395      (2,562,444)      1,717,655
         Acquisition liability                                     (432,338)           --              --
         Accrued expenses, income taxes, and other                1,450,757        (156,768)     (3,368,365)
                                                               ------------    ------------    ------------
    Net cash provided by (used in) continuing operations          3,314,227       1,306,952      (1,341,009)
    Net cash provided by discontinued operations                  1,095,136       1,357,531         959,173
                                                               ------------    ------------    ------------
Net cash provided by (used in) operating activities               4,409,363       2,664,483        (381,836)
                                                               ------------    ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                         (421,350)       (692,247)       (586,442)
      Acquisitions, net of cash acquired                               --          (470,580)    (22,339,742)
       Intangibles and other                                        (85,381)       (303,207)       (205,012)
      Advance to officer                                               --              --          (243,000)
                                                               ------------    ------------    ------------
    Net cash used in continuing operations                         (506,731)     (1,466,034)    (23,374,196)
    Net cash used in discontinued operations                       (134,148)       (123,114)       (211,922)
                                                               ------------    ------------    ------------
Net cash used in investing activities                              (640,879)     (1,589,148)    (23,586,118)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
      Purchase of common stock                                      (23,660)           --              --
      Principal payments on capital leases                         (110,800)        (40,392)           --
      Net proceeds from (repayments on) credit facility          (3,280,000)     (1,390,000)     24,011,000
                                                               ------------    ------------    ------------
    Net cash provided by (used in) continuing operations         (3,414,460)     (1,430,392)     24,011,000
    Net cash used in discontinued operations                           --            (1,000)           --
                                                               ------------    ------------    ------------
Net cash provided by (used in) financing activities              (3,414,460)     (1,431,392)     24,011,000
                                                               ------------    ------------    ------------

Effect of exchange rate changes on cash and cash equivalents        (35,038)        155,271         (16,196)

Net increase (decrease) in cash and cash equivalents                318,986        (200,786)         26,850

Cash and cash equivalents, at beginning of period                      --           200,786         173,936
                                                               ------------    ------------    ------------
Cash and cash equivalents, at end of period                    $    318,986    $       --      $    200,786
                                                               ============    ============    ============

                 See notes to consolidated financial statements

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
  1.     Summary of significant accounting policies:

         Nature of operations and business conditions:

         Koala Corporation and its wholly owned subsidiaries (the "Company") is a designer, producer and worldwide marketer of innovative commercial products, systems and custom solutions that create attractive family-friendly environments for businesses and other public venues. The Company produces family convenience and activity products, children's indoor and outdoor modular play equipment and playground surfacing systems. The consolidated financial statements include the accounts of Koala Corporation and all subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         The Company has recorded recurring losses from continuing operations of $2.4 million and $5.3 million during the years ended December 31, 2001 and 2002, respectively. These losses caused it to be in default on certain of its debt covenants for the quarters ended June 30, September 30, and December 31 of 2001 and 2002. Based upon the Company's historical operating performance, it is difficult to predict the Company's ability to remain in compliance with its debt covenants again during 2003. The uncertainty about the Company's ability to generate adequate cash flow to service its debt and meet its debt covenants raises doubt about the Company's ability to continue as a going concern.

         The Company is pursuing several initiatives intended to increase its liquidity, including accelerating the receipt of a $2.6 million tax refund generated from the 2002 net operating loss carry-back, building lease rent reductions, aggressive cost cutting programs, aggressive inventory management and possible asset sales. As discussed in Note 3, the Company entered into an agreement with its lenders on April 7, 2003 which waives the existing violations of those covenants, modifies the covenants and defers all scheduled 2003 term loan payments until March 2004.

         The Company believes that the debt repayment deferral for 2003 and the successful implementation of its cost and liquidity initiatives will provide sufficient cash flows to maintain its operations through at least December 31, 2003. If it appears that the Company will not meet the covenant targets, it will consider taking additional cost reduction steps, including employee reductions and further spending cuts.

         As discussed in Note 14, the Company sold the assets of Park Structures on January 6, 2003. The Company made the decision to dispose of Park Structures during the fourth quarter of 2002. Accordingly, the operating results of Park Structures have been reported separately as discontinued operations in the consolidated statements of operations and the assets and liabilities have been reclassified to other assets and other liabilities in the consolidated balance sheets for all periods presented. See Note 14 for further discussion on discontinued operations.

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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

1.       Summary of significant accounting policies (continued):

         Financial instruments:

         The fair value of financial instruments, consisting of investments in cash, cash equivalents, receivables, obligations under accounts payable, and debt instruments, is based on interest rates available to the Company and comparisons to quoted prices. At December 31, 2002 and 2001, the fair value of these financial instruments approximates carrying value.

         Cash and cash equivalents include cash on hand, demand deposits, savings accounts, and short-term investments with original maturities of three months or less. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, cash held in the Company's primary bank may be in excess of the FDIC insurance limit. Cash in money market mutual funds is not federally insured. The Company performs periodic evaluations of the relative credit standing of these financial institutions. As of December 31, 2002, cash and cash equivalents consisted solely of cash in the primary banking institution. At December 31, 2001, cash overdrafts of $131,800 have been recorded as a liability.


         Inventories:

         Inventories are stated at the lower of cost (including overhead) or market (first-in, first-out). As of December 31, 2002 and 2001, inventories consisted of the following:


                                                        2002             2001
                                                    ----------       ----------
              Raw materials                         $3,295,028       $3,827,463
              Work-in-process and finished goods     1,486,776        2,377,817
                                                    ----------       ----------
                                                    $4,781,804       $6,205,280
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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
1.       Summary of significant accounting policies (continued):


         Property and equipment consist of the following at December 31:


                                              2002         2001
                                              ----         ----

        Tooling  and molds                $2,004,517   $1,952,926
        Office equipment and software      2,427,059    2,699,741
        Leasehold improvements               543,193       71,800
        Furniture and fixtures               456,421      388,142
        Shop equipment                       588,109      324,647
                                          ----------   ----------
                                           6,019,299    5,437,256

        Less:  accumulated depreciation    3,062,392    2,261,767
                                          ----------   ----------

                                          $2,956,907   $3,175,489
                                          ==========   ==========


         Goodwill and identifiable intangible assets:

         The excess of acquisition cost over fair value of net tangible and identifiable intangible assets of businesses acquired in purchase transactions, has been included in goodwill. Identifiable intangible assets include patents, trademarks, trade names, proprietary trade secrets, proprietary product designs, customer lists and non-compete agreements and are being amortized over the lesser of the assets' legal life (if applicable) or their estimated economic lives, ranging from 5 to 30 years.

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

         As a result of this test, the Company recorded a transitional impairment charge of $21,838,718 (net of income taxes of $2,893,692) in the second quarter of 2002, which is shown as the cumulative effect of an accounting change in the accompanying consolidated statement of operations. The fair value of the reporting units giving rise to

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

1.       Summary of significant accounting policies (continued):

         the impairment charge was estimated by an independent valuation firm using the expected present value of future cash flows and other methodologies. The impairments were primarily the result of decreases in operating revenues and cash flows as compared to forecasts prepared at the dates the respective companies were acquired.

         During the fourth quarter, the Company performed the required annual review of the recoverability of goodwill for all of its reporting units with goodwill balances as of September 30, 2002. No adjustment was required under SFAS 142 based on the results of this review.

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

         Identifiable intangible assets consist of the following at December 31:

                                              2002                       2001
                                   ------------------------  --------------------------
                                     Gross                        Gross
                                   Carrying    Accumulated      Carrying   Accumulated
                                    Amount     Amortization      Amount    Amortization
                                    ------     ------------      ------    ------------
Amortized Intangible Assets:
  Patents                        $10,891,396   $ 2,030,135   $10,806,015   $ 1,309,509
  Trade secrets                    5,500,000       687,499     5,500,000       504,166
  Product designs                  4,044,409       752,711     4,044,409       617,897
  Other                              151,963       100,165       151,750        81,886
                                 -----------   -----------   -----------   -----------
Total                            $20,587,768   $ 3,570,510   $20,502,174   $ 2,513,458
                                 ===========   ===========   ===========   ===========

Unamortized Intangible Assets:
  Trademarks                     $ 3,971,799   $   851,899   $ 3,971,799   $   851,899
                                 ===========   ===========   ===========   ===========

         Estimated amortization expense for each of the following years ending December 31 is as follows:

                        2003                  $1,053,000
                        2004                   1,044,000
                        2005                   1,041,000
                        2006                   1,041,000
                        2007                   1,041,000

         The weighted average amortization period for each of the amortized intangible assets at December 31, 2002 is as follows:

                       Patents                 15.2 years
                       Trade secrets           30.0 years
                       Product designs         30.0 years
                       Other                    8.6 years
                       Total                   23.8 years

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
1.       Summary of significant accounting policies (continued):

         The changes in the carrying amounts of goodwill are as follows for the year ended December 31, 2002:

                                           Convenience
                                          and Activity     Modular Play
                                            Products        Equipment         Total
                                            --------        ---------         -----
Balance as of January 1, 2002            $  1,001,566    $ 19,402,470    $ 20,404,036
Cumulative effect of accounting change           --       (16,535,020)    (16,535,020)
Other                                            --          (107,449)       (107,449)
                                         ------------    ------------    ------------
Balance as of December 31, 2002          $  1,001,566    $  2,760,001    $  3,761,567
                                         ============    ============    ============

         The following table shows the pro forma impact of not amortizing goodwill and the trademarks in the prior year on income (loss) before cumulative effect of change in accounting principle and earnings per share:

         For the year ended December 31,           2002             2001             2000
                                                   ----             ----             ----
Reported income (loss) before  cumulative
effect of change in accounting principle
                                            $  (11,710,052)   $  (1,990,073)   $   4,032,404
  Add back goodwill amortization                      --            812,506          664,389
  Add back trademark amortization                     --             70,569           70,569
                                            --------------    -------------    -------------
Adjusted income (loss)                      $  (11,710,052)   $  (1,106,998)   $   4,767,362
                                            ==============    =============    =============

Basic earnings per share:
Reported income (loss) before  cumulative
effect of change in accounting principle
                                            $        (1.72)   $       (0.29)   $        0.60
  Goodwill amortization                               --               0.12             0.09
  Trademark amortization                              --               0.01             0.01
                                            --------------    -------------    -------------
Adjusted income (loss)                      $        (1.72)   $       (0.16)   $        0.70
                                            ==============    =============    =============

Diluted earnings per share:
Reported income (loss) before  cumulative
effect of change in accounting principle
                                            $        (1.72)   $       (0.29)   $        0.58
  Goodwill amortization                               --               0.12             0.09
  Trademark amortization                              --               0.01             0.01
                                            --------------    -------------    -------------
Adjusted income (loss)                      $        (1.72)   $       (0.16)   $        0.68
                                            ==============    =============    =============


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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
1.       Summary of significant accounting policies (continued):

         costs. Revenues from shipping and handling are included in sales. Shipping and handling costs are included in cost of sales.


         Advertising costs:

         Advertising costs, except for the preparation of catalog materials, are expensed when incurred. Costs of preparing catalog materials are deferred and amortized over the life of the catalog, typically one year. Advertising expenses for the periods ended December 31, 2002, 2001 and 2000 were $801,825, $1,684,525 and $1,810,500, respectively.


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


         Foreign currency translation:

         The financial statements of the Company's subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in equity adjustment from translation, a separate component of shareholders' equity. Gains and losses on foreign currency transactions are included in operations. The net foreign exchange losses for the year ended December 31, 2002 and 2001 were $18,305 and $195,234, respectively. The amount in 2000 was not significant.



         Earnings per share

         The following table provides a reconciliation of the numerator and denominator for earnings (loss) per share:

                                                    December 31,
                                                    ------------
                                        2002            2001            2000
                                        ----            ----            ----

Net income (loss)                   $(33,548,770)   $ (1,990,073)   $  4,032,404
                                    ============    ============    ============

Shares outstanding                     6,817,222       6,872,334       6,769,508
Net effect of dilutive options              --              --           231,478
                                    ------------    ------------    ------------
Dilutive shares outstanding            6,817,222       6,872,334       7,000,986
                                    ============    ============    ============

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
1.       Summary of significant accounting policies (continued):

         Options outstanding of 517,500, 1,044,500 and 43,750 at December 31, 2002, 2001 and 2000, respectively, have been excluded from the above calculation because they were not considered common share equivalents or because their effect would be anti-dilutive.


         Stock Option Compensation

         As more fully described in Note 6, the Company operates a stock option plan. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized for the plans in 2002, 2001 or 2000. FASB Statement No. 123, "Accounting for Stock Compensation", and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.", require certain disclosures as if stock compensation had been determined using fair value methodologies. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings (loss) per share would have been presented as follows:


        Net income (loss)                2002           2001            2000
        -------------------              ----           ----            ----

     As reported                    $(33,548,770)   $(1,990,073)   $   4,032,404
                                    ============    ===========    =============

     Pro forma (FASB 123)           $(33,644,770)   $(2,432,156)   $   3,471,723
                                    ============    ===========    =============

Basic earnings (loss) per share

     As reported                    $   (4.92)      $   (.29)      $     .60
                                    ============    ===========    =============

     Pro forma (FASB 123)           $   (4.94)      $   (.35)      $     .51
                                    ============    ===========    =============

Diluted earnings (loss) per share

     As reported                    $   (4.92)      $   (.29)      $     .58
                                    ============    ===========    =============

     Pro forma (FASB 123)           $   (4.94)      $   (.35)      $     .50
                                    ============    ===========    =============



         New Accounting Pronouncements:

         In December 2002, the Financial Accounting Standards Board ( "FASB ") issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
1.       Summary of significant accounting policies (continued):

         disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's year ended December 31, 2002 and for its interim periods beginning January 1, 2003. The Company will continue to apply the disclosure only provision of SFAS No. 123 and SFAS No. 148, as presented above.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in fourth quarter 2002. The Company will adopt the initial recognition and measurement provisions of FIN 45 prospectively in first quarter 2003 and does not believe such provisions will have a significant impact on the Company's consolidated results of operations or financial position.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 61, Amendment of FASB No. 13, and Technical Corrections." This statement clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt become effective for the Company on January 1, 2003. The provisions of this statement related to lease modifications are effective for transactions occurring after May 15, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects Of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS 144 as of January 1, 2002.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
1.       Summary of significant accounting policies (continued):

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS 143 in 2003. The Company does not believe the adoption of SFAS 143 will have a material impact on the consolidated financial statements.

         In June 2001, the FASB issued SFAS 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. The FASB also issued SFAS 142, Goodwill and Other Intangible Assets, as previously discussed.


         Reclassifications:

         Certain items have been reclassified in the prior year financial statements to conform to the current year presentation. These consist primarily of a reclassification of shipping and handling costs out of revenue and into cost of sales. These reclassifications had no effect on net income or cash flows.


2.       Debt:

         The following is a summary of the Company's debt as of December 31,:

                                                                        2002           2001
                                                                        ----           ----

    $12.5 million revolving credit facility (reduced to $6.5
    million after December 31, 2002), maturing March 15, 2004, interest payable monthly at bank's prime rate plus a
    variable margin, effective rate at December 31, 2002 and
    2001 was 7.0% and 7.25%, respectively                            $7,820,000     $9,600,000

    Term loan, maturing on September 26, 2004, principal
    payments of $500,000 at March 15, 2004, $1,000,000 at March
    31, 2004, and $1,000,000 at June 30, 2004, interest payable monthly at bank's prime rate plus a variable margin,
    effective rate at December 31, 2002 was 7.0%.                    25,500,000     27,000,000
                                                                     ----------     ----------
                                                                    $33,320,000    $36,600,000
                                                                    ===========    ===========


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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
2.       Debt (continued):

         A commitment fee of .50% per annum is payable quarterly based on the average daily unused portion of the revolving line of credit.

         At September 30, 2001, the Company was not in compliance with the financial covenants for maximum leverage ratio and minimum interest coverage ratio. The Company obtained a waiver of such non-compliance which is contained in Amendment No. 1 to the New Credit Facility. The waiver required, among other things, the infusion of $10 million of capital into the Company by March 31, 2002, which would be used to reduce the amounts outstanding under the term loan, and set new covenants.

         At December 31, 2001, the Company was again in default of certain covenants under that indebtedness. On April 1, 2002, the Company obtained a waiver of such non-compliance, which is contained in Amendment No. 2 to the New Credit Facility. Under the amendment, the due date of the line of credit was extended to April 15, 2003, the date to obtain the $10 million of additional capital was changed to April 1, 2003, the quarterly payments for 2002 were reduced to $500,000 per quarter and the covenants were reset. The amendment also required the Company to make up to $2 million in additional principal payments on April 15, 2003 if certain EBITDA targets were met for 2002.

         At December 31, 2002, the Company was again in default of the covenants under that indebtedness. On April 7, 2003, the Company obtained a waiver of such non-compliance, which is contained in Amendment No. 6 to the New Credit Facility. Under the amendment, all principal payments on the term loan were deferred until 2004. A $500,000 principal payment will be due on March 15, 2004, followed by $1 million quarterly installments on March 31 and June 30, 2004. The above requirement for the infusion of $10 million of additional capital was also waived, and the covenants reset. As a result of the potential for non-compliance with the covenants in future quarters, the Company has classified the entire balance of the credit facility as a current liability in accordance with EITF 86-30.

         The following is a summary of the debt maturities as of December 31, 2002:

                         2003                  $          0
                         2004                    33,320,000
                                                 ----------
                         Total                 $ 33,320,000
                                               ============



3.       Supplemental financial information:


                                          2002           2001          2000
                                          ----           ----          ----
              Interest received      $    11,495    $    16,248    $    21,044
                                     ===========    ===========    ===========

              Interest paid          $ 2,939,563    $ 3,236,001    $ 2,932,413
                                     ===========    ===========    ===========

              Income taxes paid      $    22,686    $   149,508    $ 3,272,029
                                     ===========    ===========    ===========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
4.       Capital lease:

         The Company entered into capital leases for certain equipment and software in 2002 and 2001. The amounts are included in equipment and accumulated depreciation as follows:

                                                        December 31,
                                                    2002           2001
                                                    ----           ----
                  Equipment                     $ 449,915      $ 183,996
                  Accumulated depreciation        138,811         19,582



         Amortization expense for these leases for the years ended December 31, 2002 and 2001 was $99,043 and $19,582 respectively. Future payments due under these leases at December 31, 2002 are as follows:

                         2003                            $ 157,663
                         2004                              107,028
                         2005                               21,984
                         2006                               18,420
                         Thereafter                          3,070
                                                           -------
                         Total                             308,165
                         Less amounts
                          representing interest             30,939
                                                          --------

                         Total                           $ 277,226
                                                         =========
                         Current portion                 $ 135,682
                                                         =========
                         Non-current portion             $ 141,544
                                                         =========


5.       Commitments and contingencies:

         Operating leases:

         The Company has entered into operating leases for facilities located in Denver, Colorado, Coral Springs, Florida, Tillamook, Oregon, Armonk, New York, Wimberley, Texas, and Delta, British Columbia, Canada. As more fully described in Note 14, the facility in Coral Springs, Florida has been subleased to a third party. The Company has other operating leases for equipment and furniture and fixtures.

         The lease terms vary and run through December 31, 2012. One of the leases contains a five year renewal option. All of the building leases call for monthly base rents, with the Company responsible for its share of common building operating costs, payable on a monthly basis.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
5.       Commitments and contingencies (continued):

         Rent expense was $1,356,340, $1,132,800 and $968,200 for the years ended December 31, 2002, 2001 and 2000, respectively. Total minimum operating lease commitments are as follows:


                    Year Ending December 31,                Amount
                    ------------------------                ------
                              2003                       $ 1,086,557
                              2004                         1,012,128
                              2005                           762,766
                              2006                           686,380
                              2007                           516,570
                           Thereafter                      1,860,384
                                                         -----------
                                                           5,924,785
                     Less: sublease income                   432,000
                                                         -----------
                                                         $ 5,492,785


         Warranties:

         For family convenience and children's activity products, the Company provides a replacement guarantee for one year from purchase protecting against damage from natural disasters or vandalism subject to a $100 deductible. The Company also provides a five-year warranty on parts and labor covering any defects in workmanship. For modular play equipment, the Company provides warranties ranging from a one-year limited warranty on parts and labor covering defects in workmanship to a lifetime warranty on certain metal parts. The Company has experienced minimal returns and warranty claims, except for SCS Interactive where a warranty accrual of .75% of 2002 and 2001 sales has been recorded.


6.       Stock options:

         The Company adopted a stock option plan in August 1993 (the 1993 Plan). The 1993 Plan provides that options to purchase up to 200,000 shares of common stock may be granted. The Company adopted a second plan in November 1995 (the 1995 Plan) which provides that additional options to purchase up to 800,000 shares of common stock may be granted. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The option term varies, as well as the vesting periods, at the discretion of the Board of Directors.

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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
6.       Stock options (continued):

         The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:



           Assumption                      2002          2001           2000
           ----------                      ----          ----           ----

           Dividend yield                 0.0%          0.0%            0.0%
           Risk-free interest rate -
                5 year                    4.33 %        4.51 %          5.00%
           Expected life                  5 years       5 years         5 years
           Expected volatility            148.0%        89.80%          47.20%


         Following is a summary of the status of the plans during 2002, 2001 and 2000:



                                                2002        2001         1999
                                                ----        ----         ----
           Options exercisable                346,600     707,700     614,800
                                              =======     =======     =======

           Weighted average fair value  of
           options granted during the year      $1.60       $1.50       $6.84
                                                =====       =====       =====

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
6.       Stock options (continued):

         Following is a summary of the status of the plans for the years ended December 31, 2002, 2001 and 2000:


                                                     Number of        Weighted Average
                                                       Shares          Exercise Price               Price
                                                       ------          --------------               -----
      Outstanding, December 31, 1999                  965,000            $ 8.47                $ 4.63 to $16.38

        Granted                                       128,500            $12.99                $10.00 to $15.00

        Forfeited                                     (39,000)           $10.51                $ 7.25 to $16.00
                                                     --------

      Outstanding, December 31, 2000                1,054,500            $ 8.95                $ 4.63 to $16.38

        Granted                                        36,000            $ 1.97                $ 1.06 to $ 3.25

        Forfeited                                     (46,000)           $12.54                $ 6.50 to $13.88
                                                     --------

      Outstanding, December 31, 2001                1,044,500            $ 8.56                $ 1.06 to $16.38
                                                    =========

        Granted                                        92,000            $ 1.18                 $ 1.06 to $ 1.75

        Forfeited                                    (619,000)           $ 7.37                 $ 1.75 to $14.00
                                                     ---------

      Outstanding, December 31, 2002                  517,500            $ 9.45                 $ 1.06 to $16.38
                                                      =======


         A summary of the status of fixed options outstanding at December 31, 2002 is as follows:

                                                   Outstanding Options             Exercisable Options
                                               Weighted
                                                 Average         Weighted                         Weighted
                                                Remaining         Average                         Average
                                               Contractual       Exercise                         Exercise
               Price              Number           Life            Price           Number          Price
               -----              ------           ----            -----           ------          -----

       $1.06 to $4.63               78,000      8.82 years         $1.85            24,000         $1.33

       $5.63 to $7.50               42,000      4.26 years         $6.98            42,000         $6.98

       $8.00 to $11.50             227,500      5.27 years         $9.85           174,600         $9.81

       $12.25 to $16.38            170,000      6.63 years        $13.01           106,000         $12.92


                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------

7.       Income taxes:

         The components of the provision for income tax from continuing operations were:

                        -------------------------------------------------------
                                                  2002
                        -------------------------------------------------------
                           Federal         Foreign         State        Total
Current tax benefit     $(1,131,902)   $       --     $      --     $(1,131,902)
Deferred tax benefit           --              --            --            --
                        -----------    ------------   -----------   -----------
Income tax benefit      $(1,131,902)   $       --     $      --     $(1,131,902)
                        ===========    ============   ===========   ===========


                        -------------------------------------------------------
                                                  2001
                        -------------------------------------------------------
Current tax benefit      $(1,165,625)   $     --     $      --      $(1,165,625)
Deferred tax expense
  (benefit)                  399,430          --         (50,596)       348,834
                         -----------    ----------   -----------    -----------
Income tax benefit       $  (766,195)   $     --     $   (50,596)   $  (816,791)
                         ===========    ==========   ===========    ===========


                        -------------------------------------------------------
                                                  2000
                        -------------------------------------------------------
Current tax expense          $1,336,021   $       --     $  139,549   $1,475,570
Deferred tax expense            334,005           --         11,023      345,028
                             ----------   ------------   ----------   ----------
Income tax expense           $1,670,026   $       --     $  150,572   $1,820,598
                             ==========   ============   ==========   ==========


         The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                          2002            2001
                                                          ----            ----
Deferred tax assets:
  Allowance for doubtful accounts                   $   160,932      $   161,538
  Impairment of goodwill                              3,883,899             --
  Loss on sale of discontinued operation              2,341,726             --
  State operating loss carryforwards                    714,474           50,596
  Other                                                 162,701            2,541
                                                    -----------      -----------
                                                      7,263,732          214,675
                                                    -----------      -----------
Deferred tax liabilities:
  Depreciation                                          364,978          281,134
  Amortization                                        2,066,449        1,721,911
                                                    -----------      -----------
                                                      2,431,427        2,003,045
                                                    -----------      -----------
Valuation allowance                                  (4,832,306)            --
                                                    -----------      -----------
Net deferred tax liability                          $      --        $ 1,788,370
                                                    ===========      ===========

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
7.       Income taxes (continued):

        The components of income (loss) before income taxes from continuing operations for the years ended December 31 are as follows:

                                 2002                2001                2000
                                 ----                ----                ----
Foreign                     $  (574,000)        $  (746,000)        $  (595,000)
US                           (5,824,000)         (2,465,000)          5,666,000
                            -----------         -----------         -----------
Total                       $(6,398,000)        $(3,211,000)        $ 5,071,000
                            ===========         ===========         ===========

         The effective tax rate differs from the statutory rate as follows:

                                                                  2002           2001          2000
                                                                  ----           ----          ----

        Federal statutory rate                                  (34.0)%         (34.0)%        34.0%
        Foreign taxes in excess of federal statutory rate          -              3.7            -
        State income taxes - net of federal effect               (1.5)           (1.9)          2.5
        Effect of difference in tax basis of goodwill            11.6             5.1           1.5
        Foreign sales corporation                                  -              1.4          (1.8)
        Valuation allowance                                      11.5             -              -
        Goodwill impairment rate differential                    (4.8)            -              -
        Miscellaneous tax adjustments                             (.5)             .3           (.3)
                                                                ------          ------          ----
        Effective tax rate                                      (17.7)%         (25.4)%         35.9%
                                                                ======          ======          ====

8.       Major suppliers:

         For the years ended December 31, 2002, 2001, and 2000 the Company purchased a significant amount of component parts from four, three and three vendors, which accounted for approximately 11%, 9% and 14% of the Company's total cost of sales, respectively.


9.       401(k) Plan:

         Effective January 1997, the Company adopted a 401(k) Plan for the benefit of substantially all of its U.S. employees meeting specified eligibility requirements. The Plan permits contributions by the Company but does not require them. The Company made no material contributions to the Plan during 2002, 2001 or 2000. The Company also maintained a second plan in 2001 and 2000 that related to the purchase of SCS Interactive on March 1, 2000. Contributions to this plan were matched up to 3% of the participants' deferred compensation. This plan was merged into the Koala plan effective March 1, 2001. During the years ended December 31, 2001 and 2000, the Company contributed $18,827 and $67,783, respectively, to this 401(k) profit sharing plan.


10.      Preferred stock and shareholder rights plan:

         During 1996, the shareholders voted to amend the Articles of Incorporation to provide for the issuance of 1,000,000 shares of no par value preferred stock. At December 31, 2002

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
10.      Preferred stock and shareholder rights plan (continued):

         and 2001, none were outstanding. The Board of Directors is granted authority to determine dividends and other rights and preferences for the preferred stock.

         On October 31, 2000, the Board of Directors declared a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of common stock of the Company. Each share of subsequently issued common stock also incorporates one Right. Each Right entitles shareholders, in certain circumstances, to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock (the "Junior Preferred Shares") of the Company at the initial purchase price of $50.00 per one one-thousandth of a Junior Preferred Share. The Rights will expire on November 7, 2010, unless the Rights are earlier redeemed by the Company.

         The Rights are not currently exercisable, and would become exercisable and transferable apart from the common stock only if a person or group (other than certain exempt persons) acquires beneficial ownership of 20% or more of the common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the common stock (an "Acquiring Person.").

         The Company is generally entitled to redeem the Rights at $.001 per Right at any time until a person or group has become an Acquiring Person. Under the Rights "flip-in" feature, if any such person or group becomes an Acquiring Person, then each Right not owned by such Acquiring Person will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock having a market value of two times the purchase price of the Right.

         Under the Rights "flip-over" provision, if, after any person or group becomes an Acquiring Person, the Company is involved in a merger or other business combination transaction with another person, or sells 50% or more of its assets or earning power in one or more transactions, each Right will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock of such other person having a market value of twice the Right's purchase price.

         The Junior Preferred Shares have substantial dividend and voting rights relative to the common stock and substantial preferential rights to the common stock on liquidation of the Company. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Company does not expect the Rights to interfere with any merger or other business combination approved by the Board of Directors, as the Rights may be amended to permit such acquisition or redeemed by the Company at $.001 per Right prior to the earlier of (i) the time that a person or group has acquired beneficial ownership of 15% or more of the common stock; or (ii) the expiration date of the Rights.

         Until the Rights become exercisable, the Rights will have no dilutive impact on the Company's earnings per share data. The Rights are protected by customary anti-dilution provisions.

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
11.      Geographic and business segments:

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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
11.      Geographic and business segments (continued):

         The Company evaluates the performance of its segments based primarily on operating profit before acquisition intangible amortization, and interest income and expense. The Company allocates corporate expenses to individual segments based on segment sales. Corporate expenses are primarily labor costs of executive management and shareholder relation costs. The following table presents sales and other financial information by business segment (in thousands):

                ------------------------------------------------------------------------------------
                                                       2002
                ------------------------------------------------------------------------------------
                                                         Convenience
                                                        and Activity     Modular Play
                                                          Products         Equipment        Total
                                                       ---------------- ---------------- -------------
                Sales                                      $14,619          $21,835         $36,454
                Operating income (loss)                        625          (3,526)         (2,901)
                Depreciation and amortization                  687            1,146           1,833
                Capital expenditures                           341               80             421
                Total assets                                17,562           29,514          47,076

                ------------------------------------------------------------------------------------
                                                       2001
                ------------------------------------------------------------------------------------
                                                         Convenience
                                                        and Activity     Modular Play
                                                          Products         Equipment        Total
                                                       ---------------- ---------------- -------------
                Sales                                      $14,911          $28,496         $43,407
                Operating income (loss)                      2,121            (297)           1,824
                Depreciation and amortization                  764            1,840           2,604
                Capital expenditures                           290              402             692
                Total assets                                18,333           64,712          83,045

                ------------------------------------------------------------------------------------
                                                       2000
                ------------------------------------------------------------------------------------
                                                         Convenience
                                                        and Activity     Modular Play
                                                          Products         Equipment        Total
                                                       ---------------- ---------------- -------------
                Sales                                      $17,681          $28,886         $46,567
                Operating income                             4,839            4,359           9,198
                Depreciation and amortization                  730            1,465           2,195
                Capital expenditures                           289              297             586
                Total assets                                21,037           70,392          91,429

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
11.      Geographic and business segments (continued):

         Geographic area data:

         Geographically, sales, operating income and identifiable assets for non-domestic entities for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                             2002         2001        2000
                                             ----         ----        ----

                Sales                       $5,262      $6,569       $4,270

                Operating income (loss)     (1,202)        218         (350)

                Identifiable assets          2,254       3,064        3,582

         There were no material amounts of sales or transfers among geographic areas during 2002, 2001 or 2000.

         Revenues from sales to customers outside the United States were: $7.3 million, $4.7 million, and $4.9 million, for the years ended December 31, 2002, 2001 and 2000, respectively.


12. Quarterly financial data - unaudited (in thousands, except per share data):

                                                     ------------------------------------------------------------------
                                                                               Quarter Ended
                                                     ------------------------------------------------------------------
                    2002                                March 31          June 30         September 30       December 31
                    ----                                --------          -------         ------------       -----------
   Sales                                              $  9,629           $  8,823          $  9,570             $8,432
   Gross profit                                          4,697              2,790             3,475              3,130
   Loss from continuing operations before
     cumulative effect of change in
     accounting principle                                  (71)            (3,214)             (976)            (1,005)
   Income (loss) before cumulative effect
     of change in accounting principle                       7             (3,063)           (1,246)            (7,408)
   Net income (loss)                                         7            (24,902)           (1,246)            (7,408)
   Basic and diluted loss per share:
     Loss from continuing operations
        before cumulative effect of
        change in accounting principle                   (.01)               (.47)             (.14)              (.15)
     Loss before cumulative effect of
        change in accounting principle                     .00               (.45)             (.18)             (1.09)
     Net loss                                              .00              (3.64)             (.18)             (1.09)


                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
12. Quarterly financial data - unaudited (in thousands, except per share data) (continued):

                                                     ------------------------------------------------------------------
                                                                               Quarter Ended
                                                     ------------------------------------------------------------------
                    2001                               March 31          June 30         September 30       December 31
                    ----                               --------          -------         ------------       -----------
   Sales                                             $ 10,868           $ 10,261          $ 12,453           $  9,824
   Gross profit                                         5,053              4,092             5,331              3,372
   Income (loss) from continuing
     operations                                            51               (844)              107             (1,709)
   Net income (loss)                                      475                (57)               14             (2,422)
   Basic and diluted income (loss) per
   share:
     Income (loss) from continuing
     operations                                           .01               (.12)              .02               (.25)
     Net income (loss)                                    .07               (.01)              .00               (.35)


         Shipping and handling costs in the first three quarters of 2001 have been reclassified from revenues to cost of sales to be consistent with the current year presentation. These reclassifications had no impact on net income or cash flows.




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

                                KOALA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
--------------------------------------------------------------------------------
14.      Discontinued Operations and Subsequent Event:

         Effective January 6, 2003, the Company sold substantially all of the assets of its wholly owned subsidiary PS Florida, Inc. dba Park Structures (part of the Company's Modular Play Equipment segment) to PS Commercial Play, LLC (an unrelated entity whose sole member is PlayCore Wisconsin, Inc.) for approximately $4.3 million plus the assumption of certain liabilities. The assets sold include equipment, accounts receivable, personal property, intellectual property and inventory. The purchase price was negotiated between the parties based on the June 30, 2002 balance sheet of PS Florida, Inc., and is subject to adjustment based on the final closing balance sheet and resolution of certain estimated items. In connection with the sale, the Company recorded an impairment loss on the assets of the discontinued operation of $5,628,045, net of tax benefit of $835,772. The revenue of the Park Structures included in "Income (loss) from discontinued operations" on the statement of operations for the years ended December 31, 2002, 2001 and 2000 were $11,351,508, $15,814,935 and $15,021,758, respectively.
         The major classes of assets and liabilities that have been included at fair value in the "Assets of Discontinued Operations" and "Liabilities of Discontinued Operations" captions on the balance sheet are as follows:

                                                                           2002                  2001
                                                                           ----                  ----
              Accounts receivable, net                                  $1,699,034           $1,950,697
              Inventory                                                  3,101,427            4,778,545
              Property & equipment, net                                    942,489            1,008,947
              Identifiable intangible assets, net                                -            5,417,648
              Goodwill, net                                                      -            8,197,390
              Other                                                        105,904              128,431
                                                                        ----------          -----------
              Total assets of discontinued operations                   $5,848,854          $21,481,658
                                                                        ==========          ===========

              Accounts payable                                          $1,039,468            $ 656,191
              Accrued liabilities & other                                  522,500              643,297
                                                                        ----------           ----------
              Total liabilities of discontinued operations              $1,561,968           $1,299,488
                                                                        ==========           ==========

EXHIBIT 21.1


   Subsidiaries of the Company

                                                                    Percentage
   Name of Subsidiary           Jurisdiction of Incorporation        Ownership
   ------------------           -----------------------------        ---------

   Delta Play (US), Inc.        State of Colorado                      100%

   Delta Play Company           Province of Nova Scotia, Canada        100%

   Sample Road Real Estate
   Holdings, Inc. f/k/a
   PS Florida, Inc.             State of Colorado                      100%

   SCS Interactive, Inc.        State of Oregon                        100%

   Koala Surfaces, Inc.         State of Colorado                      100%

                                                                    EXHIBIT 23.1



                         Consent of Independent Auditors


         We consent to the incorporation by reference in the Registration Statement on Form S-8 pertaining to the 1995 Stock Option Plan of Koala Corporation of our Report dated April 7, 2003, with respect to the consolidated financial statements and schedule of Koala Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2002.




                                  /s/ Ernst & Young LLP


         Denver, Colorado
         April 7, 2003

                                                                      EXHIBIT 99


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          I, James A. Zazenski, President and Chief Operating Officer (Principal Executive Officer) of Koala Corporation (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  April 15, 2003

                              /s/ James A. Zazenski
                              --------------------------
                                  James A. Zazenski
                                  President and Chief
                                  Operating Officer
                                  (Principal Executive Officer)

                                                                    EXHIBIT 99.2


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          I, Jeffrey L. Vigil, Vice President Finance and Administration (Principal Financial and Accounting Officer) of Koala Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  April 15, 2003

                              /s/ Jeffrey L. Vigil
                              --------------------------
                                  Jeffrey L. Vigil
                                  Vice President Finance and Administration
                                  (Principal Financial and Accounting Officer)